Form 10-K
period 2014-01-31
TIVO INC
filed 2014-03-14
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
COMMON STOCK, $.001 PAR VALUE PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  x No  o
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  o     No  x
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  o
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer x	Accelerated filer o	Non-accelerated filer o	Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes o  No  x
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On February 28, 2014, the Registrant had 120,691,616 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Shareholders to be filed on or before May 31, 2014.

TIVO INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2014

© 2014 TiVo Inc. All Rights Reserved.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, our expectations of future revenues and profitability;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, and other alternative capital distribution activities;

•
with respect to our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition cost (SAC), and average revenue per subscription (ARPU);

•
with respect to our TiVo-Owned retail subscriptions, our estimates of the useful life of TiVo-enabled digital video recorders (DVRs) in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions, and our estimates of the effects of product lifetime subscriptions on churn;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our expectations regarding future growth in subscriptions to the TiVo service and TiVo-Owned and television service operators (MSO) ARPUs, including future increases in the MSO subscription base through international expansion and the possibility of future decreases in the TiVo-Owned subscription base;

•	our expectations regarding future advertising and audience research and measurement revenues;

•	our future service and hardware revenues from TiVo-Owned subscriptions and future service, technology and hardware revenues from MSOs;

•
our expectations regarding growth in the future advanced television services market for our services, software, and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as broadband content delivered by MSOs to their customers' computers and mobile devices (TV Everywhere), video delivered on demand to a MSO customers' set-top box (VOD), and network DVRs;

•
our expectations regarding continued regulatory required access to and installation and operational issues surrounding cable-operator provided CableCARDs™ and switched digital devices essential for TiVo consumer devices in cable homes;

•	our expectations that in the future we may also offer services for additional non-DVR products beyond TiVo Preview and Mini, for example, that may or may not incorporate the TiVo user interface;

•
our expectations of the future decrease in hardware revenues and hardware margin as our U.S. MSO customers transition their hardware purchases to third party hardware manufacturers such as Pace and our belief that this will enable us to gain additional MSO subscriptions;

•	our expectations of the growth of the TiVo service and technology outside the United States;

•
our expectations regarding a future decrease in the amount of our research and development spending and our associated ability to remain a competitive technology innovator and invest significant resources in advanced television solutions beyond the DVR;

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

•
our expectations regarding the usability of our finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced or delayed after we have committed manufacturing resources due to long lead times, which may require us to record additional write-downs if such inventory exceeds forecasted demand;

•	our expectations that in the future we may offer streaming content to Android devices;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States; and

•	our expectations and estimates related to long-term investments and their associated carrying value.
Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in this annual report on Form 10-K The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this annual report, and we undertake no obligation to publicly update or revise any forward-looking statements in this annual report. The reader is strongly urged to read the information set forth under the caption Part I, Item 1, "Business" and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I.

ITEM 1.	BUSINESS
The Company
The TiVo service redefines home entertainment by providing consumers with an easy intuitive experience for accessing video content delivered from multiple sources and for consuming that content on a variety of devices both in and out of home. We are a leading provider of software, services and technology that enable the distribution and management of video content through set-top boxes (STBs) and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner digital video recorders (DVRs)/gateways, IP STBs, and streaming to mobile and tablet iOS devices (with Android devices coming soon) with features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and leading broadband sources such Netflix, Hulu Plus, and Amazon Instant Video in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones.
We distribute TiVo devices through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO or Pay TV business, we generate service and hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on Pay TV provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We recently acquired Digitalsmiths, one of the U.S. Pay TV industry's most broadly adopted cloud based search and recommendation services.
We generate revenues primarily from four sources:
•Consumer Service. One of our largest sources of revenues is from consumers in our direct to consumer business, who subscribe to the TiVo service directly with us and typically pay us monthly fees, or in some cases pay for TiVo service for the life of their product upfront, which we report as our TiVo-Owned service subscriptions. We sell our DVRs and other products to consumers through distribution relationships with major retailers and directly to consumers through TiVo.com.
•Television Service Providers or MSOs or Pay TV. We work with television service providers, which we also refer to as MSOs, who typically pay us recurring monthly fees in order to provide the TiVo service to their subscribers either as their primary user interface or in some cases as an optional premium service. We may also receive revenues for licensing and professional services and hardware sales from these customers. This revenue source has continued to grow and we expect it to be a larger percentage of our total revenue in the future. Additionally, we recently acquired Digitalsmiths, which receives revenues from Pay TV providers, consumer electronic manufacturers and content providers.
•Advertising and Research Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for television advertising and audience measurement. These include short- and long-form interactive video advertising, lead generation, and commerce as well as unique second-by-second audience research measurement that combines television viewing data and in some instances Internet viewing data with purchase activity or demographic attributes.
•Licensing. We derive revenues from our licensing agreements associated with our litigation settlements. In connection with settlements of litigation, TiVo has entered into agreements with DISH Network Corporation (DISH), AT&T Inc. (AT&T), Verizon Communications, Inc.(Verizon), ARRIS Group, Inc. (Arris) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlements with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement) in which we provide rights to use certain TiVo patents.
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

We conduct our operations through one reportable segment. See Part II, Item 6, Selected Financial Data for our historical financial results. In our fiscal year ended January 31, 2014, we had net income of $271.8 million and cash provided by operating activities was $495.0 million, which was primarily driven by the Motorola/Cisco litigation settlement and licensing agreement. As of January 31, 2014, we had an accumulated deficit of $(410.5) million. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We remain cautious about our ability to maintain our current number of TiVo-Owned subscriptions in our fiscal year ending January 31, 2015, despite improving trends in TiVo-Owned subscription gross additions driven by the launch of TiVo Roamio. While we anticipate growth in our MSO subscription base from our deployments with television service providers, we may not immediately achieve a corresponding increase in service revenues and margin expansion from the fees these subscriptions generate because these fees will be first classified as technology revenues until we recoup our initial development expenditures under our current zero margin arrangements, including with Com Hem AB (Com Hem), and Cableuropa S.A.U. (ONO). See the discussion in Part l, Item 1A. Risk Factors, relating to risks related to our business, including risks specific to our deployments with our television service provider customers.
Our Industry
Evolution of Advanced Television Services. TiVo revolutionized television viewing when it introduced the DVR, allowing consumers to enjoy an on-demand experience. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in their consumption of entertainment. Our DVR products proved that the television entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing.
 The emergence of VOD and content options delivered through cable and broadband connections (or so called over-the-top content (OTT)) is once again revolutionizing the way people consume video entertainment. The rapid growth of broadband video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a solution to effectively suggest, search, navigate, and access the growing volume of broadcast, cable, and VOD from the Internet and cable providers including television shows, movies, user generated videos, music, and other personal content including photos and home videos. In addition, proliferation of new consumption devices like tablets and entertainment-oriented smartphones creates additional demand for solutions that enable viewing when and where convenient for the user across multiple screens.
Advanced Television Technology as a Competitive Asset. Virtually all of the major television service providers in the United States are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video and alternate devices such as tablet devices and TV Everywhere. Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. We believe that the combination of our award winning, easy-to-use interface and famous brand, hosted services, and customized advanced television solutions can make the advantages of this advanced TV technology available to the large number of operators who cannot afford to develop these technologies in house.
The Changing Television Advertising & Audience Measurement Industry. The decline of live linear television viewing, which is now only approximately 40% of viewing on the TiVo platform, along with the proliferation of additional content choices is requiring television advertisers to evaluate new and different ways to reach consumers and measure their interactions with content and advertising. The DVR and other new consumer electronic devices which access broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast-forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.
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

Our Strategy
We believe we have created a unique set of technologies, products, and services that meet the needs of consumers, television service providers, and the advertising community. Our goal is to change the way consumers access and watch linear television, on-demand television, and broadband video by offering a best in class user experience and search and discovery services to generate revenue through the licensing of both our TiVo branded services and technology and non-branded services and technology delivered by Digitalsmiths to television viewing households worldwide.
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
 Offer Increasingly Differentiated Features and Services. Our goal is to lead the market with innovations that expand the value and potential of our advanced television services. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make our services more compelling for both current and potential customers. For example, we have launched TiVo products and applications for Android-enabled smart phones and tablets and iOS-enabled smartphones and tablets that allow viewers to control their set-top boxes as well as, currently with respect to iOS-enabled devices and in the future with respect to Android-enabled devices, to consume video both inside and outside the home. We continue to update the TiVo service with new audio and video applications such as Spotify and Hulu. These applications give consumers a much richer and more powerful way to explore all of the content available to them and expand the population of devices upon which we can deploy our services. We expect that a significant portion of our future product development efforts will be focused on broadband functionality, enabling the TiVo experience on additional consumer device and screens, cloud-based services, personalization, and integration of new discovery paradigms like social network recommendations.
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
Extend TiVo Products Beyond the U.S. Market. We also believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, in the United Kingdom, Virgin Media (Virgin), the United Kingdom's largest cable operator, recently connected its two millionth TiVo customer. To date, we have MSO subscriptions to the TiVo service in the geographies of Australia, Mexico, New Zealand, Spain, Sweden, and Taiwan as well.Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television service providers and our strategy is to sign additional international partnerships and distribution agreements in the future. Typically, the parties distributing the TiVo service under these agreements are subject to significant deployment and marketing commitments.
Extend the TiVo Service to the Cloud. TiVo has been transitioning its service to the cloud over the past several years, and allowing TiVo to offer its products on a multitude of devices beyond the set-top box. Further, TiVo is in the process of developing a network DVR service, which will allow Pay TV to offer storage in the cloud reducing their expenditures on hardware, allowing recorded shows to be delivered to more devices, and enabling features and controls for both consumers and operators that weren’t possible with a set-top box based DVR. Additionally, the recent acquisition of Digitalsmiths enables TiVo to offer elements of its service through non-TiVo branded user experiences.

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
Generate Revenue from Advertising and Audience Research Capabilities. We offer interactive advertising capabilities to advertisers, advertising agencies, and broadcast networks. Our advertising products include detailed anonymous aggregated reporting on actual viewing and screen-by-screen interaction by consumers. We offer our advertisers compelling interactive products such as branded long-form videos (Showcases) that can include requests for information and customizable applications. We also offer the ability to enhance existing television commercials with interactive tags, enabling consumers to pause television and explore additional advertising content. We plan to continue to develop and enhance our interactive advertising capabilities in the future to generate additional revenues as well as provide us with additional information to help us improve and enhance the TiVo service for our customers.
We also offer audience research and measurement products through our subsidiary, TiVo Research and Analytics, Inc. (TRA), whose customers include advertisers, agencies, and broadcast and cable networks. These customers use TRA's software and advanced data analytics which match TV tuning and purchase data in order to optimize advertising to the right audience. We believe this creates ad placement efficiency, drives more product sales for brands, and a higher return on media investment for advertisers while increasing advertising revenues for networks. We plan to continue to develop and enhance our measurement capabilities to generate additional revenues and provide additional innovative solutions, such as crossmedia measurement products.
Our Technology
We have developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, analog cable, digital cable through the use of CableCARDsTM, and from broadband video sources. The TiVo service is also deployed directly by U.S. satellite and cable operators such as DIRECTV, Grande, RCN, Suddenlink, GCI, Mediacom, Midcontinent Communications (Midco), CableONE, Atlantic Broadband (ABB) and others and internationally, such as with Virgin , ONO, and Com Hem. Our strategy is to sign additional distribution agreements to make the TiVo service available on additional set-top boxes and other devices such as tablets or computers and in the future connected televisions and game consoles. We believe that our commitment to research and development will allow us to continue to innovate new products for our customers, even while we continue to focus on managing and reducing our overall research and development expenses from fiscal year 2014. TiVo's technology for enabling the TiVo service includes: the TiVo service client software platform, the TiVo service infrastructure, and TiVo-enabled hardware designs.
TiVo Service Client Software. The TiVo service client software functions on set-top boxes, tablets, and mobile devices which run the TiVo software. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure in the cloud. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain commonly used integrated third-party set-top boxes, such as on a Cisco, Samsung, and Pace manufactured set-top boxes.
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
TiVo-Enabled Hardware Design. The TiVo-enabled hardware designs, including our latest TiVo Roamio line up of DVRs and TiVo Mini non-DVR set-top-boxes, are specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, digital and analog cable, broadband and in some cases VOD. In addition, the TiVo-enabled hardware design allows for connection to broadband networks and external devices to enable existing and future services. We believe that the TiVo-enabled hardware design and our lack of dependence on third-party hardware design, which can delay time to market, allows us to innovate our client software at a faster pace.
Significant Relationships
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to DIRECTV's customer base. As of January 31, 2014, DIRECTV was our largest MSO customer by revenue, but no longer represents a meaningful portion of our 3.2 million MSO subscription base. Historically, DIRECTV has paid us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to an aggregate minimum monthly amount. However, due to the decline in the number of DIRECTV MSO subscriptions in recent years, in fiscal year 2014, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses related to the DIRECTV relationship.
On September 3, 2008, we extended our agreement with DIRECTV. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement (which expires on February 15, 2015, unless extended until February 15, 2018 by DIRECTV) and the revenues from DIRECTV are material to TiVo's net income.
Customer Service and Support
For our TiVo-Owned service, we provide customer support through outsourced service providers as well as our internal customer service personnel. In most cases, when our product is distributed through a television service provider (such as DIRECTV, Grande, ONO, RCN, Suddenlink, GCI, and Virgin) the service provider is primarily responsible for customer support. We may provide training and other assistance to these service providers.
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

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in millions)
Research and Development Expenses	$106.9	$115.1	$110.4
We decreased the number of our regular, temporary, and part-time employees engaged in research and development between January 31, 2013 and January 31, 2014 as we were able to release a number of products last fiscal year and continued to focus on efficiency in our research and development expenditures. In the fiscal year ending January 31, 2015, we currently expect our research and development expense to decrease from fiscal year 2014 levels as we benefit from a full year of efficiencies gained in the fiscal year ended January 31, 2014 and continue to focus on incremental research and development spend efficiencies.
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
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs and other broadband enabled consumer electronic devices, are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products offered by consumer electronics and software companies.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against services sold directly by cable, telecommunications, and satellite operators. These products typically combine pay television reception with DVR functionality; most of these products include multiple tuners, high definition recording, and in some cases multi-room viewing capability. Some of these products are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, these products are usually professionally installed and may appeal to consumers who do not pro-actively select a DVR service. Additionally, many U.S. cable operators are currently deploying VOD technology, which over time could serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which is deploying remote storage-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.
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
Competition in our MSO business. Our MSO revenues depend upon both our ability to successfully negotiate agreements with our service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as NDS/Cisco, Ericsson (Mediaroom), Motorola/Arris, and from MSO internally developed solutions such as Comcast X1, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic devices.

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
Competition in the Advertising and Research businesses. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, VOD, Internet, and other emerging advertising platforms for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising. We compete with audience research companies such as Nielsen, Kantar Media Research, and Rentrak for research spend from advertisers, advertising agencies, and television networks.
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 388 foreign and domestic patents and have approximately 358 foreign and domestic patent applications pending. For example, we own U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program and expires in July 2018. The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification. The majority of our patents have expirations beyond 2018.
During the fiscal year ended January 31, 2014 we entered into a settlement and patent license agreement with ARRIS Group, Inc. (Arris) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including related litigation involving Time Warner Cable (as described in TiVo's periodic reports filed with the Securities and Exchange Commission ), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490 million to TiVo by Google and Cisco in connection with the Motorola/Cisco settlement. During the fiscal year ended January 31, 2012, we entered into separate settlements of pending intellectual property lawsuits we had filed against DISH and AT&T Inc. for $500 million and $215 million, respectively. During the fiscal year ended January 31, 2013 we entered into a settlement of pending intellectual property lawsuit against Verizon for $250.4 million. To date, we have received cash and future technology revenue payment commitments totaling over $1.6 billion from intellectual property litigation.
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
Privacy Policy
We have adopted a privacy policy, which we make available on our website at www.tivo.com/privacy and make available to each new subscriber to the TiVo service. This policy was last updated in August 2013 to cover new features that we have introduced and plan to introduce in the future. Among other things, this policy explains how we collect, use, disclose, and protect information.
Employees
As of February 28, 2014, we employed approximately 626 full-time employees. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of February 28, 2014):

Name	Age	Position
Thomas Rogers	59	President and CEO
Naveen Chopra	40	Senior Vice President, Chief Financial Officer
Jeffrey Klugman	53	Executive Vice President, Products and Revenue
Charles (Dan) Phillips	55	Chief Operating Officer
Matthew Zinn	49	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Pavel Kovar	40	Vice President, Chief Accounting Officer
Thomas Rogers was appointed by our Board to serve as a director in September 2003 and was named President and Chief Executive Officer of TiVo, effective July 1, 2005. In connection with being appointed as our President and Chief Executive Officer, Mr. Rogers resigned as Vice Chairman of our board of directors and as a Class II Director and was immediately reappointed by our board of directors as a Class III Director. Since November 2006, Mr. Rogers has served as member of the Board of Directors of what is now Dex Media (NYSE:DXM) and its predecessor SuperMedia and Idearc. Mr. Rogers served as Chairman of the Board of Teleglobe International Holdings, Ltd. (NASDAQ:TLGB), a provider of international voice, data, internet, and mobile roaming services, a position he held from November 2004 to February 2006. Since July 2003, he has also served as Chairman of TRget Media, a media industry investment and operations advisory firm. From 2004 until July 2005, he also served as the Senior Operating Executive for media and entertainment for Cerberus Capital Management, a large private equity firm. From October 1999 until April 2003, Mr. Rogers was Chairman and CEO of Primedia, Inc. (NYSE:PRM), a print, video, and online media company. From January 1987 until October 1999, Mr. Rogers held positions with National Broadcast Company, Inc. including President of NBC Cable and Executive Vice President. Mr. Rogers holds a B.A. degree in Government from Wesleyan University and a J.D. degree from Columbia Law School.
Naveen Chopra was named Chief Financial Officer and Senior Vice President, Corporate Development and Strategy in December 2012 and is responsible for overseeing the Company's accounting and financial reporting, planning, tax, and treasury functions. In addition, Mr. Chopra is responsible for the Company's long-term business strategy focused on product distribution, corporate development and capital allocation. Mr. Chopra joined TiVo in 2003 as Director, Business Development, where he later served as Vice President, Business Development, before being promoted to Senior Vice President, Corporate Development and Strategy. He holds bachelor degrees in computer science and economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
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
Pavel Kovar was named Vice President, Chief Accounting Officer on March 28, 2013, prior to that Mr. Kovar had served as Vice President, Corporate Controller and Treasurer from June 2010 to January 2013. From September 2008 to June 2010 Mr. Kovar served as Senior Director, Corporate Controller. From February 2007 to September 2008 Mr. Kovar served as Director, Chief Accountant. Prior to that Mr. Kovar served as a Senior Manager at Ernst and Young LLP. Mr. Kovar holds a master's degree in International Trade from the University of Economics, Prague, Czech Republic and is a Certified Public Accountant in the State of California.
Other Information
TiVo was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (U.K.) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware. On July 18, 2012, we acquired TRA Global, Inc. a privately-held, media and marketing research company headquartered in New York, New York, now named TiVo Research and Analytics, Inc. (TRA). On February 14, 2014, we acquired Digitalsmiths Corporation, a privately-held cloud based video search and recommendation service for the Pay TV industry, based in Raleigh, North Carolina.
We maintain an Internet website at the following address: www.tivo.com. Financial news and reports and related information about our company as well as non-GAAP to GAAP reconciliation can also be found on this website. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission (SEC).
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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
We have incurred significant net losses and may never achieve sustained profitability from our non-licensing businesses. We generate a significant amount of revenue from our patent settlement agreements with DISH, AT&T, Verizon, Motorola/Cisco which expire in calendar year 2018 or later, and if we are unable to renew or replace these revenues, our business would be harmed.

During the fiscal years ended January 31, 2014, 2013, and 2012, our net income (losses) were $271.8 million, $(5.3) million, and $102.2 million, respectively. As of January 31, 2014, we had an accumulated deficit of $(410.5) million. The size of future net losses or income will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo subscriptions, the prices at which we sell TiVo set-top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, and the amount and timing of settlement payments. In fiscal year 2012, we entered into patent settlement agreements with DISH and AT&T and in fiscal year 2013, we entered into a patent settlement agreement with Verizon. In fiscal year 2014, we entered into a patent settlement agreement with Motorola/Cisco. The patent settlement agreements with DISH, AT&T, Verizon, and Motorola/Cisco will generate recurring revenues for us until 2024, with the majority of these revenues received by 2019. We generate a significant amount of revenues as a result from these settlement agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result. Unless and until we generate significant additional revenues from our operations or substantially reduce our expenses, we may likely continue to incur losses in future fiscal years after we cease further receipt of our current legal settlement payments and we may never achieve sustained profitability. As such, in the future, continued net losses and negative cash flow could drain our existing cash balance.
Intellectual property claims against us could be extremely costly, result in the loss of significant rights, require us to alter our current product and business strategy and force us to cease operating our business, in which case our business would be harmed.
From time to time, we are sued in court or receive letters from third-parties alleging that we are infringing on their intellectual property, including our current pending intellectual property litigation with Digital CBT. Regardless of their merit, we are forced to devote time and resources to respond to these lawsuits and letters. In addition, if any of these third-parties or others were to be successful in suing us, our business would be harmed because intellectual property litigation may:
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
If cable operators were to cease supporting and providing CableCARDs to consumers or cable operators were to transmit television programs using technology that prevents our retail products from receiving and displaying television programs, the functionality of our current retail products would be severely limited, in which case our business would be harmed.
The cable industry in the United States is currently required to provide access to digital high definition television signals through CableCARD™ technology. We rely on conditional access security cards supplied by cable operators called CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and Dish as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide.  Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.
On January 15, 2013, the United States Court of Appeals for the D.C. Circuit vacated rules concerning the technical standards for CableCARDs adopted by the Federal Communications Commission (FCC) in 2003. These rules were part of an FCC order that EchoStar challenged regarding certain encoding rules applied to satellite operators. EchoStar did not challenge the technical standards for CableCARDs and the Court did not address any element of the FCC order that applied only to cable systems, cable operators, and cable devices. On July 16, 2013, TiVo filed a Petition for Rulemaking seeking reinstatement by the FCC of the vacated technical standards for CableCARDs. The National Cable and Telecommunications Association has taken the position that rules adopted by the Federal Communications Commission in 2010 that, among other things, require cable operators to support and supply CableCARDs to retail devices no longer apply and the CableCARD rules should not be reinstated. The NCTA has also been seeking legislation to repeal an FCC requirement that cable operators employ separable security (i.e. CableCARDs) in the set-top boxes they lease to their subscribers.
If cable operators were to cease supporting and providing CableCARDs to consumers without providing TiVo with a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market.
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
Similarly, if cable operators implement new technologies in the future to transmit television programming that do not allow programs to be received and displayed on our retail products, the desirability and competitiveness of our products and services will be adversely affected and impact the sales of our TiVo-Owned products and services, in which case our business would be harmed.

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
The FCC has broad jurisdiction over the telecommunications and cable industries. The FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of the TiVo products or services which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. Each of which could reduce the desirability of our products and services or increase our compliance costs.
We face risks in connection with our marketing and distribution agreements for the development and deployment of TiVo-branded advanced television solutions and services to our marketing partners and distributors, particularly as our ability to perform and meet such contractual arrangements may be dependent on our ability to gain access to certain necessary third-party technologies.
We face significant technological challenges in our development of the TiVo service for our marketing partners and distributors as well as challenges related to our dependence on certain third-party technology providers upon whom we depend to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service providers. For example, we rely on access to and receipt of certain technologies from third-parties to enable Video on Demand and other content and search features on our products. Additionally, we have engaged in intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for the enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we previously engaged in patent infringement litigation with Motorola and Microsoft, who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service providers, and in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass deployment and adoption of our TiVo-branded advanced television solutions, which may include TiVo-branded DVRs, third-party set-top boxes which run TiVo software, and DVR and non-DVR set-top boxes, among other solutions, by the subscribers of our distribution customers and marketing partners. If we are unable to complete development of these products in a timely and efficient manner to the satisfaction of our distribution customers, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner's customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third-party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded advanced television solutions and services with these marketing partners and distributors, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.

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
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance, and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, DIRECTV, Virgin, Suddenlink, Com Hem, and ONO, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
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
If we our unable to renew or extend our existing contract with DIRECTV, our business could be harmed.
DIRECTV is our largest MSO subscription customer by revenue, but no longer represents a meaningful portion of our 3.2 million MSO subscription base. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement (which expires on February 15, 2015, unless extended until

February 15, 2018 by DIRECTV) and the revenues from DIRECTV are material to TiVo's net income. Due to the decline in the number of DIRECTV MSO subscriptions in recent years, in fiscal year 2014, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses related to the DIRECTV relationship. If we are unable to renew or extend our existing contract with DIRECTV on similar terms, then our business could be harmed.
Many of our current deployment arrangements with television service providers require us to incur significant upfront development and engineering expenses for which we are in total or in part compensated through future service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost and recognize them on a zero margin or straight-line basis after the solution is launched. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. In situations where we are recovering upfront project-specific development costs, we would start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. As of January 31, 2014, we had approximately $27.2 million in such project-specific deferred costs. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. As a consequence, it may be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement. If we fail to properly estimate, manage, and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
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
We face risks from the consolidation or change of control of television service providers both in the U.S. and internationally. We have marketing and distribution agreements with a number of different television service providers for the licensing and distribution of our technology, products, and services. To the extent our existing television service providers merge or are acquired by other television service providers, we risk losing an existing customer whose new owner may have an existing relationship with a competitor or we risk the loss of a potential customer who otherwise may have been interested in our products and services but whose new owner may not. We may also experience delays in adoption of our products or services due to a change in control of such television service providers. Recently Vodefone has announced a proposal to acquire our customer Ono and Comcast has agreed to acquire our customer Time Warner Cable. In the event of such consolidation in the television industry, our business could be harmed by the loss of existing or potential future customers opportunities.
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

We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD and OTT capabilities) offered by telecommunications, cable and satellite operators and DVRs and other advanced television solutions (e.g. VOD based services on set-top boxes or other consumer electronic devices (TV, BluRay player, etc.) which stream content remotely) offered by consumer electronics and software companies.
Our revenues depend both upon our ability to successfully negotiate agreements with service provider customers and, in turn, upon our customers' successful commercialization of our licensed products and technology. We face competition from companies such as Ericsson (Mediaroom), Pace, Motorola (whose set-top box division was acquired by Arris), Cisco/NDS, and Rovi. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs. We also face competition from solutions that MSOs may internally develop such as Comcast X1 and DIRECTV Genie, each of which have created competing technologies.
We face a number of competitive challenges in the sale and marketing of the TiVo service and products that enable the retail version of the TiVo service.
Our success depends upon the successful retail marketing of the TiVo service and related DVRs.
We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, video game consoles, and other dedicated over-the-top video streaming devices (such as Roku and AppleTV). The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, Video on Demand, and mail-order DVD services. Such competition could harm our business, financial condition, and results of operations.
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
Consumers may not be willing to pay for our products and services, we may be forced to discount our products and services, and we may introduce products and services at lower price points which could impact our revenues. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay an additional subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR and non-DVR products as too expensive. In order to continue to grow our subscription base, we have lowered the price of our DVRs in the past and raised our subscription pricing and alternatively we may choose to raise our DVR pricing and lower our subscription pricing in the future. As a result of lower hardware pricing and higher subscription pricing, the profitability of such newly acquired customers was shifted outward in time as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. For competitive and financial reasons, we may need to change the pricing of our DVRs and our service fees again in the future. Furthermore, we have introduced non-DVR products such as TiVo Mini meant to expand the TiVo experience throughout the home, but such a product has a lower hardware cost and lower associated service fees and it may impact our total revenues as well as our ARPU per subscription to the extent these products are offered at lower subscription price points. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, and in such an event our business would be harmed.
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
We also expect to compete with digital cable, satellite, and telecommunications services that provide consumers with DVR and VOD-based services via a broadband connection on an on-demand basis. We are aware of at least one U.S. cable operator, Cablevision, Inc., which has deployed server-based DVR technology. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings or offer linear television programming in other VOD-based broadband delivered services, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services or equivalent VOD-based viewing services (such as the increasing TV Everywhere services from most Pay TV) without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition, and results of operations would be harmed.
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
We rely on our retail partners and service providers to market and distribute our products and services. In addition to our own efforts, our retail partners distribute DVRs that enable the TiVo service. We rely on their sales forces, marketing budgets, and brand images to promote and support DVRs and the TiVo service. Additionally, we now have arrangements with many service providers, both domestically and internationally, to market and promote the TiVo service. We expect to continue to rely on our relationships with these companies to promote and support DVRs and other devices that enable the TiVo service. The loss of one or more of these companies could require us to undertake more of these activities on our own. Further, if any of our service providers elect to support a competing technology, our business could be harmed despite the fact that many of our agreements with our service providers include exclusivity provisions, minimum deployment commitments, or minimum financial commitments. As a result, we would spend significant resources to support the TiVo service and DVRs and other devices that enable the TiVo service or would otherwise see a reduction in new and existing service provider deployments from such service providers. The failure of one or more of these companies to provide anticipated marketing support will require us to divert more of our limited resources to marketing the TiVo service. If we are unable to provide adequate marketing support for DVRs and the TiVo service, our ability to attract additional subscriptions to the TiVo service will be limited.
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

We face competitive risks in the provision of an entertainment offering involving the distribution of digital content through broadband, including from broadband devices connected directly to the TV or through a PC or other device connected to the TV.
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
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 66 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (ARPU) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2014, we had approximately 171,000 product lifetime subscriptions that had exceeded the 66 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
We face intense competition for advertising and research revenues.
DVR services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, Internet, VOD, and other emerging advertising platforms for a share of advertisers' total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology's ability to fast-forward through commercials will reduce the effectiveness of general television advertising. Due to the slower than anticipated adoption of TRA's services for the anonymous matching of ad exposure data with purchase data, we recognized a non-cash impairment charge of $4.8 million in the three and twelve months ended January 31 2014 related to intangible assets acquired as part of the TRA acquisition.
The nature of some of our business relationships may restrict our ability to operate freely in the future.
From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have and may in the future include equity investments by such parties in us or may include exclusivity provisions (such as geographic or product specific limitations), most favored customer limitations, and patent licensing arrangements. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in, in the future.
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
We are dependent on sole suppliers for key components and services. If these suppliers fail to perform their obligations, we may be unable to find alternative suppliers or deliver our products and services to our customers on time. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers.
Tribune is the sole supplier of the program guide data for the TiVo service. Tribune Media Services, Inc., (Tribune), is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Tribune originally became effective on May 14, 2007 and had an initial term of five years which TiVo has renewed for four additional years. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. If Tribune breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. While we have a license to an alternative sources of guide data, we are not currently using it and there would be significant cost and delay involved in integrating such an alternative source of guide data should we do so in the future. Depending upon the amount of notice we receive of such a breach or rejection of our agreement, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
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
We are dependent on our major retail partners for distribution of our products to consumers. We currently rely on our relationships with major retail distributors including Best Buy, Amazon, and others for distribution of TiVo-enabled DVRs. We do not typically enter into long-term volume commitments with our major retail distributors. If one or several of our major retail partners were to discontinue selling our products, the volume of TiVo-enabled DVRs sold to consumers could decrease which could in turn harm our business.
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
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third-parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products and the numerous components that go into our products. For instance, a number of our key components in our products are supplied from a single source, and finding alternatives components that would be conflict mineral free in some cases could be expensive and cause delays in our ability to manufacture our products and meet customer demand. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers as well as remain in contractual compliance with our existing MSO customers.
 Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Our ability to provide uninterrupted service may also be impacted by internal system errors, bugs, and software deployment issues which may cause us to not meet MSO customers. These types of interruptions in the TiVo service may reduce our revenues and profits, including possible termination of existing MSO customer contracts. We currently house the server hardware that delivers the TiVo service at only one location; however, in the event that location became unavailable, we do have a backup facility capable of delivering the TiVo service. Our business also will be harmed if consumers or our MSO customers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages create a high volume of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.
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
•hardware sales
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
We may not receive significant revenue from our current research and development efforts for several years, if at all.
Developing TiVo products and integrating acquired technology into existing platforms is expensive, and these investments often require substantial time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and improve our competitive position. However, we cannot ensure that we will receive significant, if any, revenue from these investments.

If we fail to manage the growth and complexity of our activities, it could disrupt our business and impair our ability to generate revenues.
The growth in our subscription base and increasing complexity of our sources of other revenue have placed, and will continue to place, a significant strain on our management, operational and financial resources, and systems. Specific risks we face as our business expands include:
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
We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Spain, Sweden, Mexico, Canada, Taiwan, Australia, and New Zealand. However, we have limited experience in international operations. There are risks inherent in doing business internationally, including privacy regulations that vary from country to country, global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, and potentially adverse tax developments. In addition, we face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, and revenues and as a result our business would be harmed. We have partnered, and expect to continue to partner, with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.
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
We have acquired and may acquire other companies and businesses and may not realize the expected benefits of these acquisitions.
We have acquired and expect to acquire other companies and businesses in the future. On February 24, 2014, we acquired Digitalsmiths for $135 million in cash. Our future revenue growth and expansion of our business may rely on our successful integration of this and other acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:
•The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•The failure to integrate and manage acquired products and businesses effectively;
•The failure to retain key employees of the acquired company or business;
•Difficulties in combining previously separate companies or businesses into a single unit;
•The substantial diversion of management's attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;
•The discovery, after completion of the acquisition, of unanticipated liabilities assumed from the acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;
•Difficulties related to integrating the products of an acquired company or business in, for example, distribution, engineering, licensing models, or customer support areas;
•Unanticipated costs; or
•The failure to understand and compete effectively in markets where we have limited experience.
Future acquisitions may involve the issuances of stock as full or partial payment of the purchase price for the acquired company or business, grants of restricted stock, restricted stock units, or stock options to employees of the acquired companies or businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of a material amount of debt. These arrangements may impact our liquidity, financial position, and results of operations.
Compliance with federal securities laws and regulations is costly.
The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002 and subsequent laws impose complex and continually changing regulatory requirements on our operations and reporting. These requirements impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members, and impose civil and criminal penalties for companies, their chief executive officers, chief financial officers, and directors for securities law violations. These requirements have increased and will continue to increase our legal compliance costs, increase the difficulty and expense in obtaining director and officer liability insurance, and make it harder for us to attract and retain qualified members of our Board of Directors and/or qualified executive officers. Such developments could harm our results of operations and divert management's attention from business operations.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities, such as corporate debt securities, U.S. Treasury securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations, or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations, or cash flows.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. For instance, recognizing the significant increase in our investments of cash as a result of our recent patent litigation settlements, we have instituted controls to monitor compliance with the Investment Company Act of 1940 (the 1940 Act). If we fail to maintain compliance with the 1940 Act in the future such as by failing to continue to qualify for the research and development exemption under the 1940 Act, such noncompliance could have a significant adverse impact on our business. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
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
As of January 31, 2014, options to purchase a total of 7,664,290 shares and 4,786,985 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 6,513,292 shares available for future grants. In addition, there were potentially 15,462,193 shares to be issued upon conversion of our outstanding convertible notes. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans.
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
Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in San Jose, California, under a lease that expires on January 31, 2017. Our corporate headquarters includes two buildings totaling 127,124 square feet of office space and an additional 37,145 square feet of office space as part of another building under a lease that expires on January 31, 2017. We have a total of 164,269 square feet of office space in San Jose. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 93% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. We also have operating leases for engineering, sales and administrative office space in New York City, New York, Chicago, Illinois, Denver, Colorado, Maynard, Massachusetts, and Durham, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2014, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $4.7 million, including accrued interest, for arbitration proceedings related to a contractual dispute. The Company is currently appealing an unfavorable decision in the initial arbitration proceeding. The Company expenses legal costs as they are incurred.

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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2014	High	Low
Fourth Quarter ended January 31, 2014	$13.92	$12.08
Third Quarter ended October 31, 2013	$14.25	$10.47
Second Quarter ended July 31, 2013	$14.10	$10.67
First Quarter ended April 30, 2013	$13.49	$10.71
Fiscal Year 2013	High	Low
Fourth Quarter ended January 31, 2013	$13.49	$9.71
Third Quarter ended October 31, 2012	$10.61	$8.37
Second Quarter ended July 31, 2012	$11.07	$7.75
First Quarter ended April 30, 2012	$12.37	$10.45
Holders of Record
As of February 28, 2014, we had 1,055 stockholders of record and the closing price of our common stock was $13.50 per share.
Dividend Policy
We paid no cash dividends during the fiscal year ended January 31, 2014 and we have no current plans to pay a cash dividend in the future although we will continue to evaluate our dividend policy going forward.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
November 1, through November 30, 2013	9,396	(1)	$12.83	—	$106,165,382
December 1, through December 31, 2013	430,658	(2)	$12.38	398,366	$101,245,870
January 1, through January 31, 2014	1,268,398	(3)	$12.24	1,261,288	$185,807,449
(1) During the month of November 2013 TiVo acquired 9,396 shares at a weighted average price of $12.83 from employees upon the vesting of restricted stock.
(2) During the month of December 2013 TiVo acquired 32,292 shares at a weighted average price of $12.79 from employees upon the vesting of restricted stock.
(3) During the month of January 2014 TiVo acquired 7,110 shares at a weighted average price of $12.62 from employees upon the vesting of restricted stock.
TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of January 31, 2014 we had purchased 10,340,446 shares of common stock under this program at a weighted average price of $11.04 per share for an aggregate purchase price of $114.2 million and the remaining authorized amount for stock repurchases under this program was $185.8 million with a termination date of August 29, 2015.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2009, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.

* $100 invested on 1/31/2009 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	January 31,
	2009	2010	2011	2012	2013	2014
TiVo Inc.	100.00	125.45	134.49	144.30	185.54	172.32
NASDAQ Composite	100.00	145.73	185.35	196.13	222.33	296.73
RDG Technology Composite	100.00	153.34	196.24	203.04	219.53	277.02

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended January 31, 2014, 2013, 2012, 2011, and 2010, respectively are presented below. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
The data set forth below (in thousands, except share and per share data) should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

	Fiscal Year Ended January 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data and share amounts)
Consolidated Statements of Operations Data:
Revenues
Service revenues	$138,835	$133,725	$131,341	$140,649	$159,772
Technology revenues	165,630	101,592	58,945	27,341	29,907
Hardware revenues	101,788	68,591	47,893	51,618	48,787
Net revenues	406,253	303,908	238,179	219,608	238,466
Cost and Expenses
Cost of service revenues	49,042	40,107	35,865	40,515	40,878
Cost of technology revenues	25,673	23,175	23,056	18,813	20,703
Cost of hardware revenues	96,633	78,183	59,439	69,033	65,909
Research and development	106,917	115,103	110,367	81,604	63,039
Sales and marketing	39,003	30,353	26,388	27,587	23,270
Sales and marketing, subscription acquisition costs	12,521	8,660	7,392	8,169	5,048
General and administrative	77,311	87,075	96,502	59,487	44,801
Litigation Proceeds	(108,102)	(78,441)	(230,160)	—	—
Income (loss) from operations	107,255	(307)	109,330	(85,600)	(25,182)
Interest income	4,727	3,951	5,672	1,397	1,039
Interest (expense) and other income (expense), net	(8,077)	(7,872)	(12,034)	(145)	83
Income (loss) before income taxes	103,905	(4,228)	102,968	(84,348)	(24,060)
Benefit from (provision for) income taxes	167,911	(1,036)	(807)	(164)	1,024
Net income (loss)	$271,816	$(5,264)	$102,161	$(84,512)	$(23,036)
Net income (loss) per share
Basic	$2.29	$(0.04)	$0.88	$(0.74)	$(0.22)
Diluted	$1.99	$(0.04)	$0.80	$(0.74)	$(0.22)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$271,816	$(5,264)	$102,161	$(84,512)	$(23,036)
Diluted	$276,825	$(5,264)	$109,140	$(84,512)	$(23,036)

Weighted average shares used to calculate basic net income (loss) per share	118,445,466	119,411,727	116,592,943	113,490,177	106,182,488
Weighted average shares used to calculate diluted net income (loss) per share	138,801,463	119,411,727	136,255,424	113,490,177	106,182,488

	Fiscal Year Ended January 31,
	2014	2013	2012	2011	2010

Consolidated Balance Sheets Data:
Cash and cash equivalents	253,713	157,104	169,555	71,221	70,891
Short-term investments	748,759	470,136	449,244	138,216	173,691
Total assets	1,301,791	763,653	719,810	285,818	310,812
Long-term portion of deferred revenues	331,534	71,823	81,336	34,857	28,990
Convertible senior notes	172,500	172,500	172,500	—	—
Total stockholders' equity	549,085	340,764	313,027	168,756	197,141

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the section entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.
Company Overview
The TiVo service redefines home entertainment by providing consumers with an easy intuitive experience for accessing video content delivered from multiple sources and for consuming that content on a variety of devices both in and out of home. We are a leading provider of software and service technology that enables distribution and management of video content through set-top boxes with and without DVR functionality, and an increasing variety of consumer electronic applications and devices, such as smartphones and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, IP STBs, and streaming to mobile and tablet iOS devices (with Android devices coming soon) with features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of January 31, 2014, there were approximately 4.2 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
On February 14, 2014, we acquired Digitalsmiths Corporation, one of the Pay TV industry's most broadly adopted cloud based search and recommendation services. We believe this acquisition will broaden our product and service portfolio and increases our engagement among consumer electronics manufacturers, Pay TV operators, and content providers. Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry. We acquired a data analytics company, TRA Global, Inc. on July 18, 2012, which we have renamed TiVo Research and Analytics, Inc. (TRA).
We are focused on enhancing long term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of January 31, 2014 we had purchased 10,340,446 shares of common stock under this program at a weighted average price of $11.04 per share for an aggregate purchase price of $114.2 million and the remaining authorized amount for stock repurchases under this program was $185.8 million with a termination date of August 29, 2015.
We have engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling over $1.6 billion from intellectual property litigation.
Executive Overview
Fiscal year 2015

In the fiscal year ending January 31, 2015, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our TiVo-Owned direct and retail sales with the roll out of new products, such as our recently launched TiVo RoamioTM product line (all-in-one approach to live, recorded, on demand, and over-the-top television), as well as our mass distribution partnerships both in the U.S. and internationally. We expect to further grow our MSO subscription base during the fiscal year ending January 31, 2015. However, we expect that net subscription growth in our installed base of MSO subscriptions may be slightly offset by further declines in our net TiVo-Owned subscriptions.
•We expect MSO hardware revenues and margins to likely decline in future quarters as MSO partners start to transition to third-party hardware such as Pace and other products which can support our TiVo service. We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2015 to continue to be significant but to be at lower levels than the fiscal year ended January 31, 2014 as we continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, out-of-home streaming capabilities, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. However, we expect our litigation expenses to be significantly lower during the fiscal year ending January 31, 2015.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Income later upon deployment with the MSO. As of January 31, 2014 we had deferred costs of approximately $27.2 million related to development work, largely related to Com Hem, ONO, and Charter Communications Operating, LLC (Charter). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. This recognition of such associated service fees as technology revenues also negatively impacts the average revenue per subscription (ARPU) for MSOs until such service fees are later recognized as service revenues, as further discussed below under Key Business Metrics. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the twelve months ended January 31, 2014, 2013, and 2012, respectively. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as Virgin, ONO, RCN, Grande, GCI, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2014	2013	2012
TiVo-Owned Subscription Gross Additions:	126	117	114
Subscription Net Additions/(Losses):
TiVo-Owned	(63)	(80)	(157)
MSOs	1,123	950	387
Total Subscription Net Additions/(Losses)	1,060	870	230
Cumulative Subscriptions:
TiVo-Owned	966	1,029	1,109
MSOs	3,243	2,120	1,170
Total Cumulative Subscriptions	4,209	3,149	2,279
Fully Amortized Active Lifetime Subscriptions	171	194	253
% of TiVo-Owned Cumulative subscriptions paying recurring fees	51%	53%	55%
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
TiVo-Owned subscriptions declined by 63,000 subscriptions during the fiscal year ended January 31, 2014, as compared to a decrease of 80,000 in the same prior year period. This improvement was driven by increased TiVo-Owned subscriptions gross additions combined with decreased churn as a greater portion of our TiVo-Owned subscription base has transitioned to our newer hardware models which have lower churn. TiVo-Owned installed subscription base is approximately 1.0 million subscriptions as of January 31, 2014, which was relatively flat as compared to the same prior year period.
For the fiscal year ended January 31, 2014 our MSO installed subscription base increased by 1.1 million subscriptions to approximately 3.2 million subscriptions. This increase in subscriptions is due to subscription growth from a variety of partners including Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, Com Hem, CableONE, and others. This subscription growth is largely related to international MSO subscriptions and while we expect continued growth in our MSO installed subscription base as additional distribution deals launch, we anticipate international MSO subscription growth to continue to be a primary driver of this growth.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(189)	(197)	(271)
Average TiVo-Owned subscriptions	987	1,062	1,174
Annual Churn Rate	(19)%	(19)%	(23)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(1.6)%	(1.5)%	(1.9)%
TiVo-Owned Churn Rate per month remained relatively flat at (1.6)% for the fiscal year ended January 31, 2014 as High Definition (HD) box subscriptions, which have a lower churn rate as compared to Standard Definition (SD) box subscriptions, become a larger part of the TiVo-Owned subscription base. Churn Rate per month was (1.6)%, (1.5)%, and (1.9)% for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose TiVo-enabled devices have not contacted the TiVo service within the prior six months. Additionally, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less rebates, revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third-parties’ subscription gross additions, such as MSOs gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
Subscription Acquisition Costs	2014	2013	2012
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$12,521	$8,660	$7,392
Hardware revenues	(101,788)	(68,591)	(47,893)
Less: MSOs related hardware revenues	74,498	45,849	31,483
Cost of hardware revenues	96,633	78,183	59,439
Less:MSOs related cost of hardware revenues	(56,643)	(38,435)	(23,577)
Total Acquisition Costs	25,221	25,666	26,844
TiVo-Owned Subscription Gross Additions	126	117	114
Subscription Acquisition Costs (SAC)	$200	$219	$235
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
During the twelve months ended January 31, 2014 our total acquisition costs were $25.2 million, which was relatively flat as compare to the same prior year period Our sales and marketing, subscription acquisition costs increased by $3.9 million, as compared to the same prior year period due to increased marketing efforts associated with the release and holiday sales of our new Roamio DVRs. This increase in sales and marketing subscription acquisition costs was offset by a decrease in our hardware gross margin loss of $4.3 million as compared to the prior year. This decrease in hardware gross margin loss was largely driven by improved economic margins on the Roamio DVRs. SAC decreased by $19 for the twelve months ended January 31, 2014 as compared to the same prior year period largely as a result of the increase in subscription gross additions as compared to the same prior year period.
During the twelve months ended January 31, 2013 our total acquisition costs were $25.7 million, a decrease of $1.2 million compared to $26.8 million during the same prior year period. Our sales and marketing, subscription acquisition costs increased by $1.3 million, as compared to the same prior year period combined with a decrease in our hardware gross margin loss of $2.4 million as compared to the same prior year period. This decrease in hardware gross margin loss is largely related to a mix shift towards hardware units sold at a higher average selling price during the last half of the year ending January 31, 2013, as compared to the same prior year period. The decrease in SAC of $16 for the twelve months ended January 31, 2013 as compared to the same prior year period was largely a result of the increase in subscription gross additions as compared to the same prior year period combined with the improvements in the hardware gross margin loss.
Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors, in order to evaluate the potential of our subscription base to generate revenues from a variety of sources, including service fees, advertising, and audience research measurement. Investors should not use ARPU as a substitute for measures of financial performance calculated in accordance with GAAP. Management believes it is useful to consider this metric excluding the costs associated with rebates, revenue share, and other payments to channel because of the discretionary and varying nature of these expenses and because management believes these expenses, which are included in hardware revenues, net, are more appropriately monitored as part of SAC. We are not aware of any uniform standards for calculating ARPU and caution that our presentation may not be consistent with that of other companies. Furthermore, ARPU for our MSOs may not be directly comparable to the service fees we may receive from these partners on a per subscription basis as the fees that our MSOs pay us may be based upon a specific contractual definition of a subscriber, subscription, or a TiVo-enabled device which may not be consistent with how we define a subscription for our reporting purposes or be representative of how such subscription fees are calculated and paid to us by our MSOs. For example, an agreement that includes contractual minimums such as our agreement with DIRECTV may result in a higher than average MSO ARPU if such fixed minimum fee is spread over a small and declining number of subscriptions as is the case with our DIRECTV relationship. For example, an agreement that includes contractual minimums may result in a higher than expected MSO ARPU if such fixed minimum fee is spread over a small number of subscriptions. Additionally, ARPU for our MSO subscriptions may not be reflective of revenues received by TiVo as in certain cases the cost of development for such MSO customer may be deferred on our condensed consolidated balance sheets until later when related revenues from service fees are received and are first recognized as technology revenues by us until the previously deferred costs of development are fully expensed. This recognition of service fees as technology revenues will have the effect of lowering ARPU for certain of our MSO subscriptions until such costs of development are fully expensed. Additionally, the ARPU for subscriptions generated from different MSOs may vary significantly as a result of these factors and other factors such as the size of such MSO's subscription base and the existence of financial guarantees and exclusivity commitments from certain MSOs and how subscriptions are defined in each such agreement.
We calculate ARPU per month for TiVo-Owned subscriptions by subtracting MSOs'-related service revenues (which includes MSOs subscription service revenues and MSOs’-related advertising and audience research revenues) from our total reported net service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2014	2013	2012
	(In thousands, except ARPU)
Total Service revenues	$138,835	$133,725	$131,341
Less: MSOs’-related service revenues	(37,006)	(25,694)	(17,047)
TiVo-Owned-related service revenues	101,829	108,031	114,294
Average TiVo-Owned revenues per month	8,486	9,003	9,525
Average TiVo-Owned per month subscriptions	987	1,062	1,174
TiVo-Owned ARPU per month	$8.60	$8.48	$8.11
The increase in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2014 as compared to the same prior year period was due to an increase in our audience research measure revenues associated with our acquisition of TRA.
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

	Fiscal Year Ended January 31,
MSOs' Average Revenue per Subscription	2014	2013	2012
	(In thousands, except ARPU)
Total Service revenues	$138,835	$133,725	$131,341
Less: TiVo-Owned-related service revenues	(101,829)	(108,031)	(114,294)
MSOs’-related service revenues	37,006	25,694	17,047
Average MSOs' revenues per month	3,084	2,141	1,421
Average MSOs’ per month subscriptions	2,656	1,651	849
MSOs’ ARPU per month	$1.16	$1.30	$1.67
The MSOs’ related service revenues for the fiscal year ended January 31, 2014 decreased $0.14 per subscription to $1.16 per subscription, as compared $1.30 for the same prior year period. This decrease in MSOs' ARPU per month is due to the increased number of average MSO monthly subscriptions combined with the fact that subscription additions from some newly launched deployment agreements, including Virgin, which is a significant driver of our MSO subscription growth, do not necessarily correspond to an increase in service revenues as the cost of development for certain MSO customers has been deferred on our consolidated balance sheet and such MSO service fees are being first recognized as technology revenues until the previously deferred costs of development related to such MSO customers are fully expensed. This recognition of service fees as Technology revenues has the effect of lowering MSO ARPU per month until such costs of development are fully expensed, which for Virgin occurred during the last quarter of the fiscal year ended January 31, 2014. Additionally, our MSO ARPU per month is impacted by the fact that DIRECTV's fixed minimum fee commitment (which extends through the term of our agreement with DIRECTV which expires on February 15, 2015 unless extended until February 15, 2018 by DIRECTV) is being spread over a declining DIRECTV subscription base.

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
Multiple Element Arrangements
Our multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with multiple system operators and broadcasters (MSOs) which generally include delivery of software customization and set up services, training, post contract support (PCS), TiVo-enabled DVRs and TiVo service; and bundled sales of advertising and audience research measurement services.
We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither vendor specific object evidence (VSOE) nor third party evidence (TPE) of selling price exists for a deliverable, we use our best estimated selling price (BESP) for that deliverable. Since the use of the residual method is eliminated under the new accounting standards, any discounts offered by TiVo are allocated to each of the deliverables. Revenue allocated to each element, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective element.
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
Subscription revenues from product lifetime subscriptions are recognized ratably over our estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. We continuously monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. Prior to November 1, 2011 we amortized all product lifetime subscriptions over a 60 month period. Effective November 1, 2011, we have extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions where we have not recognized all of the related deferred revenue as of the reassessment date.
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
Recognition Period for Product Lifetime Subscription Revenues.
We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. Effective November 1, 2011, we extended the period we use to recognize product lifetime subscription revenues from 60 months to 66 months for product lifetime subscriptions acquired on or before October 31, 2006 and such change is being recognized on a prospective basis. The new estimates of expected lives are dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2014, 171,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 36% of our active lifetime subscriptions. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates.
We enter into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. We usually incur development cost for which we are in total or in part compensated through service fees received after a solution launch. When we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project. We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. For these projects we believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by us including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions Part I. Item lA. Risk Factors under the heading “Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.” For the fiscal year ended January 31, 2014, the majority of our technology revenues (after excluding revenues from our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco) were related to Com Hem and Virgin (United Kingdom).
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
Goodwill.
We have goodwill in the amount of $12.3 million as of January 31, 2014, which represents the excess of the purchase price of our acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and a knowledgeable and an experienced workforce who joined TiVo after these acquisitions. Goodwill is not amortized, but is tested instead for impairment. The majority of goodwill is not expected to be tax deductible for income tax purposes.
Goodwill is tested for impairment on an annual basis (on December 31) using a two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. Management has determined that the Company has one reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. In each period presented the fair value of the reporting unit exceeded its carrying value, thus the we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded.
Intangible Assets.
Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Useful lives generally range from two to seven years. Purchased intangibles include intangible assets subject to amortization, such as patent rights and developed technology. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to not be recoverable, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Fair value is estimated based on discounted future cash flows.
The Company recognized non-cash impairment charges of $4.8 million of which $4.5 million in the three and twelve months ended January 31, 2014 related to intangible assets acquired as part of the TRA acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TRA for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses.
Deferred Tax Assets.
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
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment as of the fiscal quarter ending April 30, 2014. We do not believe that the impact of adopting this amendment will be significant on our results of operations and financial condition.
Results of Operations
Net Revenues.
Our net revenues for the fiscal years ended January 31, 2014, 2013, and 2012 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2014		2013		2012
	(In thousands, except percentages)
Service revenues	$138,835	34%	$133,725	44%	$131,341	55%
Technology revenues	$165,630	41%	$101,592	33%	$58,945	25%
Hardware revenues	$101,788	25%	$68,591	23%	$47,893	20%
Net revenues	$406,253	100%	$303,908	100%	$238,179	100%
Change from same prior year period	34%		28%		8%

Service Revenues. The increase in service revenues of $5.1 million for the fiscal year ended January 31, 2014, as compared to the same prior year period was primarily due to increases in our MSO service revenues and audience measurement revenues associated with our acquisition of TRA.
The increase in service revenues of $2.4 million for the fiscal year ended January 31, 2013, as compared to the same prior year period was primarily due to increases in our MSO service revenues and audience measurement revenues associated with our acquisition of TRA.
Technology Revenues. We derive our technology revenues from licensing agreements associated with our litigation settlements and from revenues generated from development agreements. Technology revenues for the fiscal years ended January 31, 2014 and 2013 increased as compared to the fiscal year ended January 31, 2012 largely due to recognition of revenue related to license royalties as a result of our various settlements. For the fiscal years ended January 31, 2014, 2013, and 2012 we had $141.6 million, $77.3 million and $35.3 million, respectively, in revenues related to these settlement agreements.
Revenue and cash from the contractual minimums under our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco through January 31, 2014 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
Total	$248,648	$668,760
Revenue and cash from the contractual minimums under all our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2014 and on an annual basis for the fiscal years thereafter as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
	(in thousands)
Fiscal Year Ending January 31,
2015	169,641	83,579
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$785,566	$365,455
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2014 increased by $33.2 million as compared to the same prior year period. These increases in net hardware revenues are largely related to increased hardware units sold to our MSO customers. These MSO hardware revenues are likely to decline in future quarters as MSO customers start to transition to Pace and other products.
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
Cost of service revenues.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Cost of service revenues	49,042	40,107	35,865
Change from same prior year period	22%	12%	(11)%
Percentage of service revenues	35%	30%	27%
Service gross margin	89,793	93,618	95,476
Service gross margin as a percentage of service revenues	65%	70%	73%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service. Cost of service revenues increased by $8.9 million during the fiscal year ended January 31, 2014 as compared to the same prior year period. This increase in cost of service revenues is largely related to the costs associated with audience measurement research following the acquisition of TRA and includes $3.3 million in expenses related to an impairment charge.
Cost of service revenues increased by $4.2 million for the fiscal year ended January 31, 2013, as compared to the same prior year period. This increase in cost of service revenues was largely related to the costs associated with our higher audience measurement research costs following the acquisitions of TRA.
Cost of technology revenues.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Cost of technology revenues	25,673	23,175	23,056
Change from same prior year period	11%	1%	23%
Percentage of technology revenues	16%	23%	39%
Technology gross margin	139,957	78,417	35,889
Technology gross margin as a percentage of technology revenues	84%	77%	61%
Cost of technology revenues includes costs associated with our development work primarily for Com Hem, Charter, Virgin, ONO and our other international and domestic projects. This increase in cost of technology revenues for the fiscal year ended January 31, 2014 was related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the period. During the fiscal year ended January 31, 2014 we recognized $9.8 million in technology costs associated with completion of our ONO development work.
Cost of technology revenue for the fiscal year ended January 31, 2013 remained relatively flat as compared to the same prior year period. The increase in technology gross margin for the fiscal years ended January 31, 2014 and 2013 as compared to the fiscal year ended January 31, 2012 is primarily due to the revenue recognized from our Motorola/Cisco, DISH, AT&T, and Verizon agreements as there are very little costs associated with these arrangements. Most of our newer deployment arrangements are accounted for under a zero margin method during the development period and also during the post-launch period until all deferred development costs are recovered.
In certain of our distribution deals, we are not being paid in full for the upfront development cost. However, in exchange, we are receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees will be used to recover the initial development costs and therefore will be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred and thus these revenues and costs might not be recognized evenly throughout the year.
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $27.2 million related to development work, largely related to Com Hem, ONO, and Charter and these costs are recorded on our consolidated balance sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at January 31, 2014. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Cost of hardware revenues	$96,633	$78,183	$59,439
Change from same prior year period	24%	32%	(14)%
Percentage of hardware revenues	95%	114%	124%
Hardware gross margin	$5,155	$(9,592)	$(11,546)
Hardware gross margin as a percentage of hardware revenue	5%	(14)%	(24)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, do not always generate positive gross margins from these hardware sales. Our cost of hardware revenues for the fiscal year ended January 31, 2014 increased by $18.5 million as compared to the same prior year periods as we sold a larger volume of products to our MSO partners as compared to the same prior year periods. These MSO costs of hardware revenues and margins are likely to decline in future quarters as MSOs start to transition to third-party hardware such as Pace and other products. If our MSO partners choose to reduce or shift their hardware purchases to third-parties' products earlier or faster than currently expected, we may need to record additional write-downs of our component inventory; or, in the event they increase forecasts or purchase less third-parties' products than currently expected, we may need to purchase more inventory from our contract manufacturer.Our cost of hardware sales for the fiscal year ended January 31, 2013 increased by $18.7 million as compared to the same prior year period. This increase was largely related to a larger volume of products sold at a higher average cost per unit to our customers as compared to the same prior year period. Additionally, costs increased due to higher cost of hard drives resulting from manufacturing disruption due to flooding in Thailand in late calendar 2011. We also recorded an inventory write-down charge of $1.5 million and a loss from adverse purchase commitments of $1.2 million in the twelve months ended January 31, 2013 due to potential reduction in demand for TiVo-built hardware in light of changes in MSO purchase forecasts and our recent efforts to port the TiVo experience to third-parties' hardware, such as Pace.
Hardware gross margin for the fiscal year ended January 31, 2014 improved by $14.7 million to $5.2 million as compared to the same prior year period largely due to more DVR units sold during the fiscal year at a higher average selling price per unit which had a lower or no hardware subsidy (as historically we have at times sold our hardware at a loss as a means to acquire new subscriptions) as compared to the same prior year period.
Hardware gross margin (loss) for the fiscal year ended January 31, 2013 improved by $2.0 million as compared to the same prior year period largely due to more DVR units sold during the fiscal year at a higher average selling price per unit which had a lower or no hardware subsidy as compared to the same prior year period.
The improved hardware gross margins during the fiscal year ended January 31, 2014 were largely associated with our MSO hardware sales which generated hardware gross margins of $17.9 million. This positive MSO hardware gross margin was offset by hardware gross margin loss of $12.7 million.
Research and development expenses.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Research and development expenses	$106,917	$115,103	$110,367
Change from same prior year period	(7)%	4%	35%
Percentage of net revenues	26%	38%	46%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR and non-DVR technologies and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. During the fiscal year ended January 31, 2014, research and development expenses decreased by $8.2 million, as compared to the same prior year period. This decrease in research and development spending as compared to the same prior year period was largely related to a reduction in research and development headcount and headcount related costs as we completed several large projects across both our retail and MSO product lines.
During the fiscal year ended January 31, 2013, research and development expenses increased by $4.7 million, as compared to the same prior year period. This increase in research and development spending largely related to the changing mix between engineering effort on internal projects versus projects relating to external development that are included in deferred cost of technology revenues versus research and development, partially offset by overall decreased headcount, headcount related costs and consulting costs.
Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Sales and marketing expenses	$39,003	$30,353	$26,388
Change from same prior year period	28%	15%	(4)%
Percentage of net revenues	10%	10%	11%
Sales and marketing expenses consist primarily of employee salaries, consulting and related expenses .Sales and marketing expense for the fiscal year ended January 31, 2014 increased by $8.7 million as compared to the same prior year period. This increase is largely related to the additional headcount and sales related activities of which a portion is associated with our audience research sales and to launch activities related to our new line-up of next generation TiVo Roamio DVRs. Additionally, included in the expenses for the period ended January 31, 2014 are $1.5 million associated with an intangible asset impairment.
Sales and marketing expense for the fiscal year ended January 31, 2013 increased by $4.0 million as compared to the prior period. These increases are largely related to the additional headcount and sales related activities associated with our TRA acquisition combined with increased promotion of our TiVo brand.
Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$12,521	$8,660	$7,392
Change from same prior year period	45%	17%	(10)%
Percentage of net revenues	3%	3%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition costs for the fiscal year ended January 31, 2014 increased by $3.9 million as compared to the same prior year periods due to increased advertising spending as we deployed our new Roamio DVR and introduced the out-of-home streaming feature.
The increase for $1.3 million in sales and marketing subscription acquisition spending for the fiscal year ended January 31, 2013 as compared to the same prior year period was largely related to increased media spending as we increased the promotion of our products and services during the holiday season.
General and administrative expenses.

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands, except percentages)
General and administrative	$77,311	$87,075	$96,502
Change from same prior year period	(11)%	(10)%	62%
Percentage of net revenues	19%	29%	41%
Litigation expense (included in total general and administrative costs above)	$24,594	$38,055	$50,503
Change from same prior year period	(35)%	(25)%	167%
Percentage of net revenues	6%	13%	21%
General and administrative, net of litigation expense	$52,717	$49,020	$45,999
Change from same prior year period	8%	7%	13%
Percentage of net revenues	13%	16%	19%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, information technology systems, and legal and professional fees. During the fiscal year ended January 31, 2014, general and administrative expenses decreased by $9.8 million as compared to the same prior year period. This decrease was primarily due to decreased legal expenses of $13.5 million related to litigation expenses for our patent enforcement cases. This decrease was offset by increases in headcount and headcount related costs of $5.0 million. We anticipate our general and administrative expenses to decrease in the fiscal year ending January 31, 2015 due to decreased litigation activities.
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
Litigation proceeds. During the fiscal year ended January 31, 2014, 2013 and 2012 we recorded litigation proceeds of $108.1 million, $78.4 million, and $230.2 million, respectively from our patent infringement settlements.
Effective July 2, 2013, we entered into settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlement with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement). Pursuant to the terms of the Motorola/Cisco settlement the parties agreed to settle and dismiss all outstanding litigation between them, including related litigation involving Time Warner Cable, (as described in our periodic reports filed with the Securities and Exchange Commission), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google and Cisco in connection with the Motorola/Cisco settlement,
The total consideration of $490.0 million was received during the fiscal year ended January 31, 2014 and was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2014. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2014. $381.1 million of license royalties that have been or will be recorded as technology revenues over the term of the agreements through July 2023.
On September 21, 2012, we entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. (Verizon). Under the terms of the Agreement, Verizon agreed to pay us a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if Verizon's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to TiVo on September 28, 2012 with the remaining $150.4 million due to us 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018.
The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the future base license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2013. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2013.

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
On April 29, 2011, we entered into a Settlement and Patent License Agreement with EchoStar and DISH . Under the terms of the agreement, DISH and EchoStar agreed to pay us $500.0 million, including an initial payment of $300.0 million received by us on May 2, 2011 with the remaining $200.0 million to be distributed in six equal annual installments of $33.3 million between 2012 and 2017.
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2013. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2013. (For additional information, refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II. Item 8. of this report.)
Interest income. Interest income for the fiscal years ended January 31, 2014, 2013, and 2012 was $4.7 million, $4.0 million, and $5.7 million, respectively. The increase of $776,000 for the fiscal year ended January 31, 2014 as compared to the same prior year period was largely attributable to the increased cash and short-term investment balances TiVo had during the fiscal year ended January 31, 2014. Additionally, we recorded $752,000 of interest income related to past patent infringement as compared to $568,000 in the same prior year period.
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
Interest expense and other. Interest and other expense for the fiscal years ended January 31, 2014, 2013 and 2012, was $8.1 million, $7.9 million, and $12.0 million, respectively. The interest expense in the fiscal year ended January 31, 2014 remained relatively flat as compared to the same prior year period.
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
Benefit (Provision) for income taxes. Income tax benefit (provision) was $167.9 million, $(1.0) million and $(807,000), in fiscal years 2014, 2013, and 2012, respectively. The income tax benefit recorded in the fiscal year ended January 31, 2014 was primarily related to the release of the valuation allowance previously recorded against deferred tax assets (see Note 14 "Income Taxes" included in Part II, Item 8). The effective tax rate for the fiscal years ended January 31, 2014, 2013, and 2012 was a benefit of 161.6%, provisions of 24.5%, and 0.8%, respectively. For fiscal year 2014 the difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was primarily due to release of valuation allowance recorded against the deferred tax assets. We anticipate income tax expense to be slightly higher than the statutory income tax rate in fiscal year 2015 due to certain non-deductible expenses and the fact that our income tax rate in 2014 benefited from the use of our deferred tax assets which will not be available to us at the same level in 2015.
The income tax expense in fiscal years 2013 and 2012 relates primarily to state income taxes and foreign withholding taxes.
As of January 31, 2014 the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $284.1 million and $172.9 million, respectively, available to reduce future taxable income. For tax purposes, the deferred revenue related to the Motorola/Cisco settlement of $338.5 million will be fu lly taxable in fiscal 2015. As a result, the Company expects to utilize its entire federal NOLs and a portion of its state NOLs towards its fiscal 2015 taxable income.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of January 31, 2014, we had $1.0 billion of cash, cash equivalents, and short-term investments. We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through the next twelve months.
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
On September 21, 2012, we entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. Under the terms of the Agreement, Verizon has agreed to pay us a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if Verizon's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to us on September 28, 2012 with the remaining $150.4 million due to TiVo 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018. Any incremental additional per subscriber fees are due to us on the same schedule. The Agreement expires on July 31, 2018.
Effective July 2, 2013, we entered into settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlement with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement). Under the terms of the Motorola/Cisco settlement, TiVo received total consideration of $490.0 million in cash during the fiscal year ended January 31, 2014. For additional information about our settlement and license agreements, please refer to Note 16. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$495,049	$47,289	$239,201
Net cash used in investing activities	$(296,566)	$(57,822)	$(318,757)
Net cash provided by (used in) financing activities	$(101,874)	$(1,918)	$177,890
Net Cash Provided by Operating Activities
During the fiscal year ended January 31, 2014 our net cash provided by operating activities was $495.0 million as compared to $47.3 million during the same prior year period. This change in operating cash flow as compared to the same prior year period was largely related to the cash of $490.0 million received from our Motorola/Cisco settlement, which positively impacted our net income of $271.8 million and increased our deferred revenues by $330.9 million as compared to the same prior year period.
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
Net Cash Used in Investing Activities
The net cash used in investing activities for the fiscal year ended January 31, 2014 was $296.6 million compared to $57.8 million for the same prior year period. The net cash used in investing activities for the year ended January 31, 2014 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in short term investments of $278.6 million. Additionally, during the fiscal year ended January 31, 2014, we acquired property and equipment of $6.3 million which is used to support our business. During the quarter ending April 30, 2014, we utilized $135 million in cash for investing activities for our acquisition of Digitalsmiths.
The net cash used in investing activities for the fiscal year ended January 31, 2013 was $57.8 million compared to $318.8 million for the same prior year period. The net cash used in investing activities for the year ended January 31, 2013 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net decrease in cash and cash equivalents of $26.6 million(resulting in a corresponding increase in short-term investments). Additionally, during the fiscal year ended January 31, 2013, we made business acquisitions using $24.5 million and we acquired property and equipment of $6.5 million which is used to support our business.
Net Cash Provided by (Used in) Financing Activities
For the fiscal year ended January 31, 2014 the principal use of cash for financing activities was related to the repurchase of TiVo stock of $116.3 million. These repurchases were offset by the issuance of common stock upon exercise of stock options which generated $7.9 million and issuance of common stock related to the employee stock purchase plan of $6.0 million. We plan to continue to utilize $100 million of our cash for the repurchase of shares of our stock during the quarter ending April 30, 2014.
For the fiscal year ended January 31, 2013 the principal use of cash for financing activities was related to the repurchase of TiVo stock of $24.0 million. These repurchases were offset by the issuance of common stock upon exercise of stock options which generated $16.3 million and issuance of common stock related to the employee stock purchase plan of $5.8 million.
Financing Agreements
Share Repurchases.
On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of January 31, 2014 we had purchased

10,340,446 shares of common stock under this program at a weighted average price of $11.04 per share for an aggregate purchase price of $114.2 million and the remaining authorized amount for stock repurchases under this program was $185.8 million with a termination date of August 29, 2015. We plan to continue to utilize $100 million of our cash for the repurchase of shares of our stock during the quarter ending April 30, 2014.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-term debt obligations	$172,500	$—	$172,500		$—
Interest on Convertible Debt	17,154	6,900	10,254	—	—
Operating leases	$8,841	$3,189	$5,652	$—	$—
Purchase obligations	17,196	17,196	—	—	—
Total contractual cash obligations	$215,691	$27,285	$188,406	$—	$—
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
As of January 31, 2014, gross unrecognized tax benefits, which if recognized would affect our effective tax rate, were approximately $6.2 million, which are classified as long-term liabilities on the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and we conduct transactions in U.S. dollars. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign corporate and government securities. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates.Our convertible debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.
 The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2014 and 2013, respectively.

	As of January 31,
	2014	2013
Cash and cash equivalents and short-term investments (in thousands)	$1,002,472	$627,240
Average interest rate for fiscal year ended	0.51%	0.65%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TiVo Inc.:
We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2014. We also have audited TiVo Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TiVo Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO .
(signed) KPMG LLP
Santa Clara, California
March 14, 2014

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	As of January 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$253,713	$157,104
Short-term investments	748,759	470,136
Accounts receivable, net of allowance for doubtful accounts of $429 and $362, respectively	35,151	40,102
Inventories	22,316	14,500
Deferred cost of technology revenues, current	9,103	14,713
Deferred tax assets	113,621	—
Prepaid expenses and other, current	10,922	9,168
Total current assets	1,193,585	705,723
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $52,819 and $51,012, respectively	10,687	10,300
Developed technology and intangible assets, net of accumulated amortization of $23,059 and $21,323, respectively	7,328	16,086
Deferred cost of technology revenues, long-term	18,108	16,011
Goodwill	12,266	12,266
Deferred tax assets, long-term	57,492	—
Prepaid expenses and other, long-term	2,325	3,267
Total long-term assets	108,206	57,930
Total assets	$1,301,791	$763,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$22,918	$24,492
Accrued liabilities	50,204	50,043
Deferred revenue, current	174,739	103,505
Total current liabilities	247,861	178,040
LONG-TERM LIABILITIES
Deferred revenue, long-term	331,534	71,823
Convertible senior notes	172,500	172,500
Deferred rent and other long-term liabilities	811	526
Total long-term liabilities	504,845	244,849
Total liabilities	752,706	422,889
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 134,588,456 and 129,545,267, respectively, and outstanding shares are 120,617,939 and 125,622,357, respectively	134	129
Treasury stock, at cost - 13,970,517 shares and 3,922,910 shares, respectively	(154,071)	(37,791)
Additional paid-in capital	1,112,957	1,060,532
Accumulated deficit	(410,512)	(682,328)
Accumulated other comprehensive income	577	222
Total stockholders’ equity	549,085	340,764
Total liabilities and stockholders’ equity	$1,301,791	$763,653
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2014	2013	2012
Revenues
Service revenues	$138,835	$133,725	$131,341
Technology revenues	165,630	101,592	58,945
Hardware revenues	101,788	68,591	47,893
Net revenues	406,253	303,908	238,179
Cost of revenues
Cost of service revenues	49,042	40,107	35,865
Cost of technology revenues	25,673	23,175	23,056
Cost of hardware revenues	96,633	78,183	59,439
Total cost of revenues	171,348	141,465	118,360
Gross margin	234,905	162,443	119,819
Research and development	106,917	115,103	110,367
Sales and marketing	39,003	30,353	26,388
Sales and marketing, subscription acquisition costs	12,521	8,660	7,392
General and administrative	77,311	87,075	96,502
Litigation Proceeds	(108,102)	(78,441)	(230,160)
Total operating expenses	127,650	162,750	10,489
Income (loss) from operations	107,255	(307)	109,330
Interest income	4,727	3,951	5,672
Interest expense and other income (expense)	(8,077)	(7,872)	(12,034)
Income (loss) before income taxes	103,905	(4,228)	102,968
Benefit from (provision for) income taxes	167,911	(1,036)	(807)
Net income (loss)	$271,816	$(5,264)	$102,161

Net income (loss) per common share
Basic	$2.29	$(0.04)	$0.88
Diluted	$1.99	$(0.04)	$0.80

Income (loss) for purposes of computing net income (loss) per share:
Basic	271,816	(5,264)	102,161
Diluted	276,825	(5,264)	109,140

Weighted average common and common equivalent shares:
Basic	118,445,466	119,411,727	116,592,943
Diluted	138,801,463	119,411,727	136,255,424
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
Net income (loss)	$271,816	$(5,264)	$102,161
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	355	162	(27)
Reclassification adjustment for gains on available-for-sale securities recognized during the period	—	—	510
Subtotal available-for-sale securities	$355	$162	$483
Total comprehensive income (loss)	$272,171	$(5,102)	$102,644
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
BALANCE JANUARY 31, 2011	117,420,874	$117	(945,556)	$(8,660)	$956,947	$(779,225)	$(423)	$168,756
Issuance of common stock related to exercise of common stock options	1,735,003	3	—	—	11,294	—	—	11,297
Issuance of common stock related to employee stock purchase plan	806,793	—	—	—	5,612	—	—	5,612
Issuance of restricted shares of common stock	3,424,768	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(313,952)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(511,022)	(5,128)	—	—	—	(5,128)
Recognition of stock based compensation	—	—	—	—	29,846	—	—	29,846
Net income	—	—	—	—	—	102,161	—	102,161
Other comprehensive income	—	—	—	—	—	—	483	483
BALANCE JANUARY 31, 2012	123,073,486	$123	(1,456,578)	$(13,788)	$1,003,696	$(677,064)	$60	$313,027
Issuance of common stock related to exercise of common stock options	2,258,533	2	—	—	16,266	—	—	16,268
Issuance of common stock related to employee stock purchase plan	828,942	1	—	—	5,816	—	—	5,817
Issuance of restricted shares of common stock	3,827,568	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(443,262)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(2,466,332)	(24,003)	—	—	—	(24,003)
Recognition of stock based compensation	—	—	—	—	34,757	—	—	34,757
Net loss	—	—	—	—	—	(5,264)	—	(5,264)
Other comprehensive income	—	—	—	—	—	—	162	162
BALANCE JANUARY 31, 2013	129,545,267	$129	(3,922,910)	$(37,791)	$1,060,532	$(682,328)	$222	$340,764
Issuance of common stock related to exercise of common stock options	1,013,782	1	—	—	7,867	—	—	7,868
Excess tax benefit from employee stock-based compensation plans	—	—	—	—	668	—	—	668
Issuance of common stock related to employee stock purchase plan	762,864	—	—	—	6,016	—	—	6,016
Issuance of restricted shares of common stock	3,738,468	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(471,925)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(10,047,607)	(116,280)	—	—	—	(116,280)
Recognition of stock based compensation	—	—	—	—	37,878	—	—	37,878
Net income	—	—	—	—	—	271,816	—	271,816
Other comprehensive income	—	—	—	—	—	—	355	355
BALANCE JANUARY 31, 2014	134,588,456	134	(13,970,517)	(154,071)	1,112,957	(410,512)	577	549,085

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$271,816	$(5,264)	$102,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	9,830	9,332	8,805
Loss on impairment of intangible assets	4,752	—	—
Stock-based compensation expense	37,765	34,455	29,287
Amortization of discounts and premiums on investments	9,016	4,852	4,068
Deferred income taxes	(171,113)	—	—
Amortization of deferred debt issuance costs	961	961	2,432
Impairment of a long-term cost method investment	—	—	3,400
Utilization and write-down of trade credits	—	—	619
Excess tax benefits from employee stock-based compensation	(522)	—	—
Allowance for doubtful accounts	253	219	476
Changes in assets and liabilities:
Accounts receivable	4,698	(14,861)	(9,130)
Inventories	(7,816)	4,425	(5,697)
Deferred cost of technology revenues	3,626	(2,476)	(11,527)
Prepaid expenses and other	1,178	4,161	(2,752)
Accounts payable	(1,454)	(10,280)	13,888
Accrued liabilities	829	3,832	15,226
Deferred revenue	330,945	17,925	87,673
Deferred rent and other long-term liabilities	285	8	272
Net cash provided by operating activities	$495,049	$47,289	$239,201
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(930,546)	(579,633)	(750,161)
Sales or maturities of long-term and short-term investments	640,311	553,073	436,730
Purchase of long-term investment	—	(250)	—
Acquisition of business, net of cash and cash equivalents acquired	—	(24,466)	—
Acquisition of property and equipment	(6,331)	(6,451)	(4,918)
Acquisition of capitalized software and intangibles	—	(95)	(408)
Net cash used in investing activities	$(296,566)	$(57,822)	$(318,757)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,391	—	—	166,109
Proceeds from issuance of common stock related to exercise of common stock options	7,868	16,268	11,297
Proceeds from issuance of common stock related to employee stock purchase plan	6,016	5,817	5,612
Excess tax benefits from employee stock-based compensation	522	—	—
Treasury stock - repurchase of stock	(116,280)	(24,003)	(5,128)
Net cash provided by (used in) financing activities	$(101,874)	$(1,918)	$177,890
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$96,609	$(12,451)	$98,334
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	157,104	169,555	71,221
Balance at end of period	$253,713	$157,104	$169,555

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	6,900	6,900	3,604
Cash paid (received) for income taxes	2,590	1,013	686
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and profitability of deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, goodwill, valuation of deferred taxes, and intangible assets impairment, and allocation of amounts from litigation settlements. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (EBT) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card, and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.9 million and $1.2 million at January 31, 2014 and 2013, respectively.
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
Receivables
Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to its subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2014 and 2013 the Company had approximately $5.6 million and $4.6 million, respectively, of unbilled accounts receivable related to MSO service revenue and $8.2 million and $10.1 million, respectively, of unbilled accounts receivable related to technology revenue from AT&T.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2014	$362	$253	$(186)	$429
January 31, 2013	$370	$219	$(227)	$362
January 31, 2012	$275	$476	$(381)	$370

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Goodwill
The Company has goodwill in the amount of $12.3 million which represents the excess of the purchase price of its acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies, and a knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill is not amortized, but is tested instead for impairment. The majority of goodwill is not expected to be tax deductible for income tax purposes.
Goodwill is tested for impairment on an annual basis (on December 31) using a two-step model. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. Management has determined that the Company has one reporting unit. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. In each period presented the fair value of the reporting unit exceeded its carrying value, thus the we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded.
Intangible Assets
Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Useful lives generally range from two to seven years. Purchased intangibles include intangible assets subject to amortization, such as patent rights and developed technology. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. An asset group is a group of assets and liabilities including the long lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered to not be recoverable, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Fair value is estimated based on discounted future cash flows.
The Company recognized non-cash impairment charges of $4.5 million in the three and twelve months ended January 31, 2014 related to intangible assets acquired as part of the TRA acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TRA for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses.
Deferred Tax Assets
The Company makes certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. From time-to-time, TiVo evaluates the expected realization of its deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of our valuation allowance, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income and estimates of future income. TiVo's estimates of future income include its internal projections and various internal estimates and certain external sources which it believes to be reasonable but that are unpredictable and inherently uncertain. Management also considers the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted and the type of deferred tax assets and liabilities. In assessing whether a valuation allowance needs to be established or released, management uses judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence. Recent historical income or loss and future projected operational results have the most influence on the Company's determination of whether a deferred tax valuation allowance is required or not.
Sales Taxes
The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of operations.

Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and television service providers (also referred to as MSOs) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology (Refer to Note 16. Settlements of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable, and there are no post-delivery obligations. Service revenue is recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
The Company's multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVRs and TiVo service to consumers; arrangements with MSOs which generally include delivery of software customization and set up services, training, post contract support (PCS), TiVo-enabled DVRs, non-DVR set-top boxes (STBs), and TiVo service; and bundled sales of advertising and audience research measurement services.
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
Stock-Based Compensation
The Company has equity incentive plans under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Additionally the Company has an Employee Stock Purchase Plan (ESPP) which officers and employees can participate. Upon the exercise of options, the Company issues new common stock from its authorized shares.
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
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2014, 2013, and 2012, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $4.9 million, $4.3 million, and $2.5 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. Included in these advertising expenses were $3.4 million, $3.9 million, and $2.0 million, respectively, related to media placement costs.
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
The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company's significant revenue concentrations as of January 31, 2014, 2013, and 2012 were as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
DISH	11%	15%	14%
Google and Cisco in connection with Motorola/Cisco settlement	11%	*	*
* Less than 10%.
The Company’s accounts receivable concentrations as of January 31, 2014 and 2013 were as follows:

	As of January 31,
	2014	2013
AT&T	23%	24%
Suddenlink	13%	23%
Com Hem	12%	*

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
3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31,
	2014	2013
	(in thousands)
Cash and cash equivalents:
Cash	$16,718	$20,005
Cash equivalents:
Commercial paper	72,268	99,040
Certificate of deposit	—	2,024
Money market funds	164,727	36,035
Total cash and cash equivalents	253,713	157,104
Marketable debt securities:
Certificates of deposit	11,424	27,961
Commercial paper	176,205	128,023
Corporate debt securities	492,765	193,932
U.S. agency securities	—	37,109
U.S. Treasury securities	20,024	40,286
Foreign government securities	—	9,555
Variable-rate demand notes	350	410
Asset and mortgage-backed securities	43,111	16,816
Municipal bonds	4,880	16,044
Current marketable debt securities	748,759	470,136
Other investment securities:
Other investment securities - cost method	250	250
Total other investment securities	250	250
Total cash, cash equivalents, marketable securities and other investment securities	$1,002,722	$627,490
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of January 31,
	2014	2013
	(in thousands)
Due within 1 year	$662,299	$365,386
Due within 1 year through 5 years	86,110	104,340
Due within 5 years through 10 years	—	—
Due after 10 years	350	410
Total	$748,759	$470,136
Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$11,424	$—	$—	$11,424
Commercial paper	176,120	85	—	176,205
Corporate debt securities	492,295	532	(62)	492,765
U.S .Treasury securities	20,023	1	—	20,024
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	43,105	10	(4)	43,111
Municipal Bonds	4,875	5	—	4,880
Total	$748,192	$633	$(66)	$748,759

	As of January 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,961	$—	$—	$27,961
Commercial paper	127,967	65	(9)	128,023
Corporate debt securities	193,834	147	(49)	193,932
U.S. agency securities	37,081	28	—	37,109
U.S.Treasury securities	40,266	20	—	40,286
Foreign government securities	9,573	—	(18)	9,555
Variable-rate demand notes	410	—	—	410
Asset-backed securities	16,804	12	—	16,816
Municipal Bonds	16,025	19	—	16,044
Total	$469,921	$291	$(76)	$470,136
None of these investments were in a loss position for greater than twelve months as of January 31, 2014 and January 31, 2013.
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

Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount which include our convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at January 31, 2014 and January 31, 2013 was $172.5 million (for both years) and the fair value was $228.5 million and $241.6 million, based on the bond's quoted market price as of January 31, 2014 and 2013, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of January 31, 2014 and January 31, 2013:

	As of January 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$72,268	$—	$72,268	$—
Money market funds	164,727	164,727	—	—
Short-term investments:
Certificates of deposit	11,424	11,424	—	—
Commercial paper	176,205	—	176,205	—
Corporate debt securities	492,765	—	492,765	—
U.S. Treasury securities	20,024	20,024	—	—
Variable-rate demand notes	350	—	350	—
Asset and mortgage-backed securities	43,111	—	43,111	—
Municipal bonds	4,880	—	4,880	—
Total	$985,754	$196,175	$789,579	$—

	As of January 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$99,040	$—	$99,040	$—
Certificate of deposit	2,024	2,024	—	—
Money market funds	36,035	36,035	—	—
Short-term investments:
Certificates of deposit	27,961	27,961	—	—
Commercial paper	128,023	—	128,023	—
Corporate debt securities	193,932	—	193,932	—
U.S. agency securities	37,109	—	37,109	—
U.S. Treasury securities	40,286	40,286	—	—
Foreign government securities	9,555	—	9,555	—
Variable-rate demand notes	410	—	410	—
Asset-backed securities	16,816	—	16,816	—
Municipal bonds	16,044	—	16,044	—
Total	$607,235	$106,306	$500,929	$—

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
Level 3 Measurements
As of January 31, 2014, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of January 31, 2014. No events or circumstances indicating a potential impairment were identified as of January 31, 2014.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	As of January 31,
	2014	2013
	(In thousands)
Furniture and fixtures	4,455	4,428
Computer and office equipment	20,662	21,639
Lab equipment	4,652	3,747
Leasehold improvements	9,792	9,697
Capitalized internal use software	23,945	21,801
Total property and equipment	63,506	61,312
Less: accumulated depreciation and amortization	(52,819)	(51,012)
Property and equipment, net	10,687	10,300
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2014, 2013, and 2012 was $5.5 million, $5.8 million, and $6.1 million, respectively. Additionally, the Company recognized non-cash impairment charges of $4.8 million in the three and twelve months ended January 31, 2014 of which $296,000 was related to capitalized internal use software associated with assets acquired in its acquisition of TRA.
6. DEVELOPED TECHNOLOGY AND INTANGIBLE ASSETS, NET
Developed technology and intangible assets, net consists of the following:

	As of January 31,
	2014			2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$10,259	$(4,716)	$5,543	$15,161	$(4,441)	$10,720
Intellectual property rights	19,118	(18,260)	858	19,118	(16,616)	2,502
Customer relationships and trade names	1,010	(83)	927	3,130	(266)	2,864
Developed technology and intangible assets	$30,387	$(23,059)	$7,328	$37,409	$(21,323)	$16,086
During the fiscal year ended January 31, 2013 the Company acquired developed technology and intangible assets of $14.9 million with a weighted average life of 5.18 years.
The Company recognized non-cash impairment charges of $4.8 million in the three and twelve months ended January 31, 2014 of which $4.5 million was related to intangible assets acquired as part of the TRA acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TRA for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses. The impairment charge of $3.0 million associated with impairment of developed technology is included in the cost of service revenues and $1.5 million associated with the impairment of customer relationships and trade names is included sales and marketing expenses for the three and twelve months ended January 31, 2014.
The total expected future annual amortization expense related to purchased technology, capitalized software, and intangible assets is calculated on a straight-line basis, using the useful lives of the assets, which range from three to five years for developed technology and two to seven years for intellectual property rights and customer relationships and trade names. Amortization expense for the fiscal years ended January 31, 2014, 2013, and 2012, was $4.3 million, $3.5 million, and $2.7 million, respectively. As of January 31, 2014, the estimated future annual amortization expense (not including the Company's acquisition of Digitalsmiths on February 14, 2014) is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2015	2,196
2016	2,018
2017	1,716
2018	1,155
2019	162
Thereafter	81
$7,328

7. INVENTORY
Inventory was as follows:

	As of January 31,
	2014	2013
	(in thousands)
Raw Materials	$1,858	$3,423
Finished Goods	20,458	11,077
Total Inventory	$22,316	$14,500
8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2014	2013
	(In thousands)
Compensation and vacation	$24,755	$23,158
Marketing and promotions	7,793	4,987
Legal services	6,400	10,477
Redeemable gift certificates for subscriptions	2,404	2,428
Interest payable	2,588	2,588
Other	6,264	6,405
Total accrued liabilities	$50,204	$50,043
9. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of January 31, 2014 and January 31, 2013, the accrued warranty reserve was $621,000 and $419,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company defers the revenues associated with sale of these extended warranties over the second and third year of the warranty period. As of January 31, 2014, the extended warranty deferred revenue and cost was $2.0 million and $287,000, respectively. As of January 31, 2013, the extended warranty deferred revenue and cost was $875,000 and $269,000, respectively.
Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the Company's contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 31, 2014 the Company had total purchase commitments for inventory of $17.2 million.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2014, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $4.7 million, including accrued interest, for arbitration proceedings related to a contractual dispute. The Company is currently appealing an unfavorable decision in the initial arbitration proceeding. The Company expenses legal costs as they are incurred.
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
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2014, 2013, and 2012 was $3.2 million, $3.2 million, and $2.6 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2014, 2013, and 2012 were $3.7 million, $3.9 million, and $3.8 million, respectively. Future minimum operating lease payments as of January 31, 2014, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2015	$3,189
2016	$2,935
2017	$2,716
Total	$8,840
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
11. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 months period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2014, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.
1999 Non-Employee Directors’ Stock Option Plan
In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the "Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2014, all unissued shares under 1999 Non-Employee Directors’ Stock Plan have expired.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2014, the total number of shares reserved for issuance under this plan is 10,000,000. As of January 31, 2014, 1,884,542 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (the "2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Annual grants of restricted stock made to continuing employees typically vest 17% every 6 months over a 36 months period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 28,575,914. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. Under the 2008 Equity Incentive Award Plan, in general, grants of full value awards (as defined in the plan but generally relate to restricted stock and similar awards) must vest over a period of not less than three years (or, in the case of vesting based upon the attainment of performance goals or other performance-based objectives, over a period of not less than one year measured from the commencement of the period over which performance is evaluated) following the date the award is granted. As of January 31, 2014, 6,513,292 shares remain available for future stock based award grants.

In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information for the fiscal years ended January 31, 2014, 2013, and 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2011	12,668	$7.19	5.54	$32,453
Grants	551	9.66
Exercises	(1,735)	6.51
Forfeitures or expirations	(335)	8.34
Outstanding at January 31, 2012	11,149	$7.38	4.72	$34,022
Grants	303	9.83
Exercises	(2,259)	7.20
Forfeitures or expirations	(536)	8.84
Outstanding at January 31, 2013	8,657	$7.42	3.84	$51,431
Grants	235	12.12
Exercises	(1,014)	7.76
Forfeitures or expirations	(214)	9.89
Outstanding at January 31, 2014	7,664	$7.45	2.94	$38,064
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $12.39 as of January 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $4.8 million, $9.7 million, and $6.4 million for the twelve months ended January 31, 2014, 2013, and 2012, respectively.
The following table summarizes information about options outstanding at January 31, 2014:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
	(in thousand)			(in thousand)
$ 3.78 - $ 3.78	93	1.01	$3.78	93	$3.78
$ 4.44 - $ 6.17	68	1.56	$5.14	68	$5.14
$ 6.18 - $ 6.18	1,508	3.08	$6.18	1,508	$6.18
$ 6.24 - $ 6.50	59	2.63	$6.42	59	$6.42
$ 6.51 - $ 6.51	385	2.46	$6.51	385	$6.51
$ 6.52 - $ 6.52	1,826	1.41	$6.52	1,826	$6.52
$ 6.71 - $ 12.38	3,575	3.67	$8.46	2,745	$8.32
$ 12.47 - $ 18.17	150	5.46	$13.99	41	$16.76
Total	7,664	2.94	$7.45	6,725	$7.19

Net cash proceeds from the exercise of stock options were $7.9 million, $16.3 million, and $11.3 million for the twelve months ended January 31, 2014, 2013, and 2012, respectively. Information regarding stock options outstanding at January 31, 2014 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Shares outstanding	7,664	$7.45	2.94	$38,064
Shares vested and expected to vest	7,585	$7.42	2.91	$37,903
Shares exercisable	6,725	$7.19	2.70	$35,161
Restricted Stock Awards ("RSAs") / Restricted Stock Units ("RSUs")
The Company had 4.8 million RSAs and RSUs outstanding as of January 31, 2014 which were excluded from the options outstanding balances in the preceding tables. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. Aggregate intrinsic value of RSAs and RSUs at January 31, 2014 was $59.3 million based on the Company’s closing stock price on January 31, 2014. The total fair value of RSAs and RSUs vested was $38.6 million, $27.5 million, and $13.5 million for the twelve months ended January 31, 2014, 2013, and 2012, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2014, 2013, and 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2011	4,650	$10.03
Granted	2,813	$10.01
Vested	(1,374)	$9.80
Forfeited	(543)	$10.57
Unvested stock at January 31, 2012	5,546	$10.02
Granted	2,876	$11.53
Vested	(2,427)	$11.32
Forfeited	(518)	$11.10
Unvested stock at January 31, 2013	5,477	$10.85
Granted	2,979	$12.27
Vested	(3,197)	$12.08
Forfeited	(472)	$11.47
Unvested stock at January 31, 2014	4,787	$11.88
Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these 300,000 shares of performance-based restricted stock units was estimated using a Monte-Carlo analysis. On March 28, 2013 the board approved the modification of 240,000 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized related to these performance-based awards was approximately $519,000, $155,000, and $254,000 for the fiscal years ended January 31, 2014, 2013, and 2012, respectively. As of January 31, 2014, $1.3 million of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 4 years.

Performance and Market Based Awards
In fiscal year 2012, the Company awarded 225,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over a three-year period. The vesting conditions of 150,750 shares are tied to the subscriptions and annual gross margin performance. Each quarterly period, the company estimates the probability of the achievement of these performance goals and recognizes any related stock based compensation expense. If such performance goals are not probable of achieving, no compensation expense is recognized. The remaining 74,250 shares are tied to the market value of the Company's common stock. The fair value of 74,250 shares of market-based restricted stock awards was estimated using a Monte-Carlo analysis. The probability of satisfying a market condition is also considered in the estimate of grant-date fair value when the Monte Carlo simulation is used. On March 28, 2013 the board approved the modification of 74,250 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized was $628,000, $521,000 and $1.1 million for the fiscal years ended January 31, 2014, 2013 and 2012 respectively. As of January 31, 2014, $270,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 4 years.
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
In fiscal year 2014, the Company awarded 275,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over the three-year period. The vesting conditions of 275,000 shares are tied to the annual Adjusted EBITDA performance or the market value of the Company's common stock. In addition, the Company also awarded 150,248 shares of restricted stock to certain executive officers and will vest immediately upon achievement of the goal. The performance goals were met and total compensation cost recognized was $3.6 million for the fiscal year ended January 31, 2014.
12. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2014, 2013, and 2012, respectively is as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(In thousands)
Cost of service revenues	$2,032	$1,241	$830
Cost of technology revenues	1,626	1,754	1,666
Cost of hardware revenues	304	269	207
Research and development	13,717	12,544	10,768
Sales and marketing	5,631	4,105	3,962
General and administrative	14,455	14,542	11,854
Change in deferred cost of technology revenues	113	302	559
Stock-based compensation before income taxes	$37,878	$34,757	$29,846
Income tax benefit	$(9,789)	$—	$—
Total stock-based compensation	$28,089	$34,757	$29,846
As of January 31, 2014, $2.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.13 years. As of January 31, 2014, $32.6 million of total unrecognized compensation costs related to unvested restricted stock is expected to be recognized over a weighted-average period of 1.52 years.
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
The weighted average assumptions used for the twelve months ended January 31, 2014, 2013, and 2012, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2014	2013	2012	2014	2013	2012
Expected life (in years)	0.80	0.90	0.78	4.39	4.38	4.48
Volatility	57%	53%	68%	51%	58%	65%
Average risk free interest rate	0.64%	0.20%	0.28%	1.07%	0.75%	1.61%
Dividend Yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value during the period	$3.21	$4.22	$3.29	$5.12	$4.56	$5.06
13. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. As of January 1, 2014, the Company has elected to match 50% of the contributions made by employees who have elected to participate in its 401(k) Plan, including executives, up to $3,000 annually. This match is accrued for on a monthly basis and contributed to the 401(k) accounts of all participating employees annually on January 31st for the preceding calendar year. During the fiscal year ended January 31, 2014, TiVo has expensed $287,000 in 401(k) match expense. The Company has not yet made any contributions to the Retirement Plan from inception through January 31, 2014. TiVo is under no obligation to continue matching future employee contributions and at the Company's discretion may change its practices at any time.
14. INCOME TAXES
Income (loss) from continuing operations before income taxes for the fiscal years ended January 31, 2014, 2013, and 2012 were $103.9 million, $(4.2) million, and $103.0 million, respectively.
Income tax benefit (provision) was $167.9 million, $(1.0) million, and $(807,000)in fiscal years 2014, 2013, and 2012, respectively.
The income tax benefit in fiscal year 2014 is primarily due to release of valuation allowance. 2013 and 2012 income tax expense was primarily related to state taxes and withholding taxes in foreign jurisdictions as noted in the table below:

	Fiscal Year Ended January 31,
Current:	2014	2013	2012
Federal	$(38)	$2	$—
State	3,240	778	657
Foreign	—	256	150
Total	$3,202	$1,036	$807
Deferred:
Federal	$(167,382)	$—	$—
State	(3,731)	—	—
Foreign	—	—	—
Total	$(171,113)	$—	$—
Provision (benefit) for income taxes	$(167,911)	$1,036	$807
The income tax (benefit) expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Federal tax at statutory rate	$36,367	$(1,480)	$36,039
State taxes	1,628	778	657
Stock Based Compensation	559	(318)	360
Federal Research Tax Credit	333	—	—
Non-deductible compensation expense	3,209	3,442	2,477
Non-deductible expenses and other	1,163	90	35
Foreign withholding tax	—	256	150
Change in valuation allowance	(211,170)	(1,732)	(38,911)
Total tax expense	$(167,911)	$1,036	$807
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	As of January 31,
	2014	2013
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$78,294	$108,749
Research and alternative minimum tax credits	34,022	33,628
Deferred revenue and rent	48,885	43,053
Capitalized research and development	4,175	7,367
Stock based compensation	14,180	14,504
Other	17,001	16,339
Total deferred tax assets	196,557	223,640
Deferred tax liabilities:
TRA intangibles	(1,025)	(3,174)
Total deferred tax liabilities	(1,025)	(3,174)
Valuation allowance	(24,419)	(220,466)
Net deferred tax assets (liabilities)	$171,113	$—
Our benefit for income taxes for the year ended January 31, 2014 is due to the release of the valuation allowance of $211.2 million. During the second quarter of fiscal 2014, due to the resolution of a material litigation in regards to the Company's intellectual property the Company concluded that it was more likely than not that it would be able to realize the benefit of a portion of its deferred tax assets in the future. The Company based this conclusion on recent historical book and taxable income and projections of future operating income. As a result, the Company released $211.2 million during fiscal 2014, of the valuation allowance attributable to federal and all states, except for the state of California.
For tax years beginning on or after January 1, 2013 companies are required to apportion income for California purposes under a single sales factor. Effective for the 2012 fiscal year the Company had revalued its California deferred tax assets under single sales factor. The Company continues to maintain a valuation allowance of $24.4 million on its California deferred tax assets as it is not more likely than not that such deferred assets will be recognized under current California law.
As of January 31, 2014 the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $284.1 million and $172.9 million, respectively, available to reduce future income subject to income taxes. Of these amounts, approximately $85.6 million represent federal and state tax deductions from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.
Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has determined that there have been multiple ownership changes since inception of the Company. However, the ownership changes do not place any limitation on the utilization of net operating losses and tax credit carryforwards. The Company had an acquisition during the fiscal year ended January 31, 2013 for which Section 382 will apply. The additional net operating loss from this acquisition after the Section 382 limitation is approximately $12.9 million.
The federal net operating loss carryforwards expire beginning in fiscal year ending 2022 through 2031. The state net operating loss carryforwards expire beginning in fiscal year ending 2016 through 2031. As of January 31, 2014, unused research and development tax credits of approximately $24.7 million and $32.1 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, by fiscal year 2020. California research and experimental tax credits carry forward indefinitely until utilized.
On January 2, 2013, President Obama signed into legislation, The American Taxpayer Relief Act of 2012 which retroactively reinstated the research credit for amounts paid or incurred from January 1, 2013 through December 31, 2013. The expiration of the federal research credit as of December 31, 2013 does not have material impact on financial results of the Company in the twelve months ended January 31, 2014.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(in thousands)
Beginning Balance	$14,812	$12,075	8,745
Additions based on tax positions related to current year	1,583	2,579	3,253
Additions for tax positions in prior years	23	158	77
Lapse of statute of limitations	(154)	—	—
Reduction for tax positions of prior years	$(1,101)	$—	—
Ending Balance	$15,163	$14,812	$12,075
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $6.2 million at January 31, 2014. The remaining unrecognized tax benefits at January 31, 2014 would not affect the Company’s effective tax rate if recognized due to the Company’s California deferred tax assets being fully offset by a valuation allowance. Since the timing of resolution and/or closure of the Company's open tax years is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2010 – 2014

California	2009 – 2014
However, due to the fact the Company has net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years. Since the timing of resolution and closure of the Company's open tax years is highly uncertain, the Company does not believe that the unrecognized tax benefits would materially change in the next twelve months.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended January 31,
	2014	2013	2012
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$271,816	$(5,264)	$102,161
Interest on convertible notes	5,009	—	6,979
Net Income for purpose of computing net income (loss) per diluted share	276,825	(5,264)	109,140
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	118,445,466	119,411,727	116,592,943
Weighted average effect of dilutive securities:
Stock options and restricted stock	4,893,804	—	4,200,288
Convertible senior notes	15,462,193	—	15,462,193
Denominator for diluted net income (loss) per common share	138,801,463	119,411,727	136,255,424
Basic net income (loss) per common share	$2.29	$(0.04)	$0.88
Diluted net income (loss) per common share	$1.99	$(0.04)	$0.80
The weighted average number of shares outstanding used in the computation of basic and diluted net loss per share in the fiscal years ended January 31, 2014, 2013, and 2012 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of January 31,
	2014	2013	2012
Unvested restricted stock	3,068	5,956,316	1,007,735
Options to purchase common stock	592,761	10,358,316	4,286,876
Potential shares to be issued from ESPP	—	87,999	—
Convertible senior notes	—	15,462,193	—
Total	595,829	31,864,824	5,294,611
16. SETTLEMENTS
DISH Network
On April 29, 2011, TiVo entered into a Settlement and Patent License Agreement with EchoStar Corporation (EchoStar) and DISH Network Corporation (DISH). Under the terms of the agreement, DISH and EchoStar agreed to pay TiVo $500.0 million, including an initial payment of $300.0 million received by TiVo on May 2, 2011 with the remaining $200.0 million to be distributed in six equal annual installments of $33.3 million between 2012 and 2017.
The total consideration of $500.0 million was allocated on a relative fair value basis as $175.7 million to the past infringement and litigation settlement element, $2.9 million to interest income related to past infringement and $321.4 million to the future license royalties element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2012. The amount related to interest income was recorded under “Interest income” fiscal year ended January 31, 2012. $321.4 millionof future license royalties will be recorded as technology revenue on a straight-line amortization basis over the remaining life of the patent through July 30, 2018.
AT&T Inc.
On January 3, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with AT&T Inc. (AT&T). Under the terms of the Agreement, AT&T has agreed to pay TiVo a minimum amount of $215.0 million plus incremental monthly fees per DVR subscriber if AT&T's subscriber base exceeds certain pre-determined levels. The initial payment of $51.0 million was paid to TiVo on January 4, 2012 with the remaining $164.0 million due to TiVo 30 days after the end of each calendar quarter in the amount of $5.0 million for the first four calendar quarters and approximately $6.5 million in subsequent calendar quarters through the calendar quarter ending June 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. The Agreement expires on July 30, 2018.
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
Verizon Communications, Inc.
On September 21, 2012, TiVo Inc. entered into a Settlement and Patent License Agreement with Verizon Communications, Inc. (Verizon). Under the terms of the Agreement, Verizon has agreed to pay TiVo a minimum amount of $250.4 million plus incremental monthly fees per DVR subscriber if Verizon's subscriber base exceeds certain pre-determined levels which increase annually. The initial payment of $100.0 million was paid to TiVo on September 28, 2012 with the remaining $150.4 million due to TiVo 30 days after the end of each calendar quarter in the amount of $6.0 million through the calendar quarter ending September 30, 2018. Any incremental additional per subscriber fees are due to TiVo on the same schedule. The Agreement expires on July 31, 2018.
TiVo and Verzion agreed to dismiss all pending litigation between the companies with prejudice. TiVo granted Verizon a limited license under its advanced television patents, including the patents that TiVo had asserted against Verizon (U.S. Patent Nos. 6,233,389, 7,493,015, and 7,529,465), to make, have made, use, sell, offer to sell, and import advanced television technology in connection with Verizon multichannel video programming services subject to certain limitations and exclusions. Verizon granted TiVo a limited license under its advanced television patents, including the patents that Verizon had asserted against TiVo (U.S. Patent Nos. 5,410,344, 5,635,979, 5,973,684, 6,367,078, 7,561,214 and 6,381,748), to make, have made, use, sell, offer to sell and import advanced television technology in connection with TiVo products and services, including products and services provided to other multichannel video programming service providers, subject to certain limitations and exclusions. TiVo may terminate the rights and licenses granted to Verizon pursuant to the Agreement under certain circumstances, including but not limited to if Verizon has failed to make timely payment.
The agreement includes multiple elements consisting of: (i) an exchange of licenses to intellectual property, including covenants not to assert claims of patent infringement for the period from September 21, 2012 until July 31, 2018, (ii) an interest income component related to the past infringement, and (iii) the settlement of all outstanding litigation and claims between TiVo and Verizon. The proceeds of the agreement were allocated among the principal elements of the transaction based on relative fair values of each element.
TiVo estimated the fair value of each element using an income approach. The significant inputs and assumptions used in this valuation included actual past and projected future subscription base, estimated DVR penetration rates, estimated market-based royalty rates, estimated risk-adjusted discount rates, and useful lives of the technology, among others. The development of a number of these inputs and assumptions in the model requires a significant amount of management judgment and is based upon a number of factors. Changes in these assumptions may have a substantial impact on the fair value assigned to each element. These inputs and assumptions represent management's best estimates at the time of the transaction. The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the future base license royalties element. The future base license royalties element does not include any incremental monthly fees per DVR subscriber payable if the Verizon subscriber base exceeds certain pre-determined levels. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the quarter ended October 31, 2012. The amount related to interest income was recorded under “Interest income” in the quarter ended October 31, 2012. $171.4 million of future license royalties will be recorded as technology revenues over the term of the agreement through July 31, 2018 using a pattern reflective of an increasing number of subscribers covered by the minimum fixed license payments. Any incremental monthly fees per DVR subscriber payable if the Verizon's subscriber base exceeds certain pre-determined levels will be recognized as Technology revenues when reported to TiVo by Verizon. In addition to the $250.4 million in compensation, TiVo will also receive incremental monthly fees at a higher rate than the rate implied by the guaranteed fees per Verizon DVR subscriber if the growth of Verizon's DVR subscriber base exceeds certain pre-determined levels. Any incremental additional per subscriber fees are due to TiVo 30 days after the end of each calendar quarter in which they are earned.
Motorola/Cisco
Effective July 2, 2013, TiVo entered into a settlement and patent license agreement with ARRIS Group, Inc. (Arris) (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlement with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement). Pursuant to the terms of the Motorola/Cisco settlement the parties agreed to settle and dismiss all outstanding litigation between them, including related litigation involving Time Warner Cable (as described in TiVo's periodic reports filed with the Securities and Exchange Commission ), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490.0 million to TiVo by Google and Cisco in connection with the Motorla/Cisco settlement.
The licenses granted by TiVo to Cisco and Google/Motorola Mobility under U.S. Patent Nos. 6,233,389, 7,529,465, 6,792,195, and 7,493,015 and certain related patents are perpetual. The other licenses granted by TiVo to Google/Motorola Mobility and from Google/Motorola Mobility to TiVo will expire on July 31, 2018. The other licenses granted by TiVo to Cisco and from Cisco to TiVo will expire on July 2, 2023, when the agreement expires.
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
The total consideration of $490.0 million was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000to interest income related to past infringement and $108.1 million of the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2014. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2014. The $381.1 million of license royalties has been or will be recorded as technology revenues over the term of the agreement through July 2023.

Technology revenues related to the above agreements were $141.6 million, $77.3 million and $35.3 million for the fiscal years ended January 31, 2014, 2013, and 2012, respectively.
Revenues and cash from the contractual minimums under our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco through January 31, 2014 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
Total	$248,648	$668,760
Revenues and cash from the contractual minimums under all our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco is expected to be recognized (revenues) and received (cash) for fiscal year 2015 and on an annual basis for the fiscal years thereafter as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
Fiscal Year Ending January 31,	(in thousands)
2015	169,641	83,579
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$785,566	$365,455

17. SUBSEQUENT EVENTS
On February 14, 2014, TiVo Inc. (TiVo) completed its previously announced acquisition of Digitalsmiths Corporation, a Delaware corporation (Digitalsmiths). Pursuant to the Agreement and Plan of Merger, TiVo, through its wholly-owned subsidiary, Dragonfly Merger Corp., a Delaware corporation, acquired all of the issued and outstanding shares of Digitalsmiths for $135 million in cash, subject to customary working capital adjustments, at which time Digitalsmiths became a wholly owned subsidiary of TiVo.

18. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for the Company's eight most recent quarters ended January 31, 2014. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012	Apr 30, 2012
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	36,317	33,526	34,930	34,062	35,574	35,228	32,302	30,621
Technology revenues	47,716	48,133	42,056	27,725	30,153	25,727	21,825	23,887
Hardware revenues	22,301	35,597	23,104	20,786	23,129	21,072	11,129	13,261
Net revenues	106,334	117,256	100,090	82,573	88,856	82,027	65,256	67,769
Cost of revenues
Cost of service revenues	15,596	11,233	11,408	10,805	11,619	11,238	8,871	8,379
Cost of technology revenues	4,483	5,612	11,867	3,711	7,318	5,779	3,792	6,286
Cost of hardware revenues	23,163	33,017	21,957	18,496	21,847	23,434	14,431	18,471
Total cost of revenues	43,242	49,862	45,232	33,012	40,784	40,451	27,094	33,136
Gross margin	63,092	67,394	54,858	49,561	48,072	41,576	38,162	34,633
Operating expenses
Research and development	26,908	27,242	26,305	26,462	26,614	28,277	29,652	30,560
Sales and marketing	11,238	10,189	9,069	8,507	8,928	7,958	7,243	6,224
Sales and marketing, subscription acquisition costs	6,038	2,628	1,996	1,859	3,471	1,560	2,372	1,257
General and administrative	16,461	15,839	23,225	21,786	23,708	21,772	25,429	16,166
Litigation Proceeds	—	—	(108,102)	—	—	(78,441)	—	—
Income (loss) from operations	2,447	11,496	102,365	(9,053)	(14,649)	60,450	(26,534)	(19,574)
Interest income	1,272	1,133	1,499	823	808	1,383	852	908
Interest expense and other	(1,973)	(2,165)	(1,965)	(1,974)	(1,966)	(1,958)	(1,966)	(1,982)
Income (loss) before income taxes	1,746	10,464	101,899	(10,204)	(15,807)	59,875	(27,648)	(20,648)
Benefit from (provision for) income taxes	(1,036)	2,023	167,039	(115)	31	(848)	(93)	(126)
Net income (loss)	710	12,487	268,938	(10,319)	(15,776)	59,027	(27,741)	(20,774)

Net income (loss) per common share
Basic	$0.01	$0.11	$2.27	$0.09	$(0.13)	$0.49	$(0.23)	$(0.17)
Diluted	$0.01	$0.10	$1.96	$0.09	$(0.13)	$0.44	$(0.23)	$(0.17)

Income (loss) for purposes of computing net income (loss) per share:
Basic	710	12,487	268,938	(10,319)	(15,776)	59,027	(27,741)	(20,774)
Diluted	710	13,739	270,190	(10,319)	(15,776)	60,992	(27,741)	(20,774)

Weighted average common and common equivalent shares:
Basic	117,039,907	116,760,061	118,601,346	121,380,553	120,199,937	119,363,613	119,137,118	118,946,297
Diluted	121,668,803	136,736,001	137,992,699	121,380,553	120,199,937	138,587,931	119,137,118	118,946,297

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2014. Management reviewed the results of its assessment with our Audit Committee.
KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Part II, Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2014, which is included herein.
(c) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter ended January 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to our executive officers is incorporated by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled "Executive Officers and Key Employees (as of February 28, 2014)." The information required by this Item with respect to our directors is set forth under the headings “Election of Directors”, "Corporate Governance", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (SEC) in connection with the solicitation of proxies for our 2014 Annual Meeting of Stockholders (2014 Proxy Statement) and is incorporated herein by reference. Such 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Code of Ethics.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller. This code of ethics is posted on our website located at www.tivo.com. We will disclose any amendment to our code of ethics or waiver to our code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions, including the nature of the waiver and the name of the officer to whom the waiver was granted, in the “Investor Relations” section of our website at www.tivo.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement under the headings "Director Independence" and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement under the heading “Independent Auditor Fees and Services.”

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

TIVO INC.

Date:	March 14, 2014	/S/ THOMAS S. ROGERS
Thomas S. Rogers
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas S. Rogers, Naveen Chopra, and Matthew Zinn and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS S. ROGERS Thomas S. Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 14, 2014

/S/ NAVEEN CHOPRA Naveen Chopra	Chief Financial Officer (Principal Financial Officer)	March 14, 2014

/S/ PAVEL KOVAR Pavel Kovar	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

/S/ PETER AQUINO Peter Aquino	Director	March 14, 2014

/S/ WILLIAM CELLA William Cella	Director	March 14, 2014

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 14, 2014

/S/ DANIEL MOLONEY Daniel Moloney	Director	March 14, 2014

/S/ J. HEIDI ROIZEN J. Heidi Roizen	Director	March 14, 2014

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 14, 2014

/S/ DAVID YOFFIE David Yoffie	Director	March 14, 2014

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date / Period End Date
2.1	Agreement and Plan of Merger, dated January 29, 2014, by and among TiVo Inc., Digitalsmiths Corporation, Dragonfly Merger Corp., Shareholder Representative Services LLC, solely in its capacity as the exclusive representative of the indemnifying parties and U.S. Bank National Association, as the escrow agent.	8-K	2.1	1/29/2014
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	9/10/2007
3.2	Amended and Restated Bylaws, dated as of February 21, 2012.	8-K	3.1	2/24/2012
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.1	1/19/2011
4.2	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.2	1/19/2011
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors.	S-1	10.1	7/22/1999
10.2*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents.	10-Q	10.3	12/10/2004
10.3*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents.	10-Q	10.7	9/9/2005
10.4*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan.	10-Q	10.2	8/31/2012
10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document.	10-K	10.6	4/15/2008
10.6*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan.	10-Q	10.1	8/31/2012
10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.4	9/9/2005
10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.5	9/9/2005
10.9*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.10	4/15/2008
10.10*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.11	4/15/2008
10.11*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan.	10-K	10.1	4/16/2007
10.12*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	9/9/2008
10.13*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	11/27/2013
10.14*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (stock-settled).	10-Q	10.4	9/9/2008
10.15*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (cash-settled).	10-K	10.15	3/23/2012
10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement.	10-K	10.17	3/31/2010
10.17*	Form of Vice President Change of Control Terms and Conditions Agreement.	10-K	10.18	3/31/2010
10.18+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.7	12/10/2008

10.19+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008.	10-Q	10.1	6/9/2009
10.20+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.8	12/10/2008
10.21+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc.	10-Q	10.6	6/6/2011
10.22	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	10-Q	10.24	11/15/1999
10.23	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	8-K	10.1	5/1/2006
10.24	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc.	10-K	10.32	4/16/2007
10.25	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership.	10-Q	10.3	9/9/2009
10.26	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC.	10-K	10.45	3/31/2010
10.27	Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc.	8-K	10.1	2/22/2011
10.28	Fifth Amendment to Lease Agreement, dated as of March 26, 2012, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	6/1/2012
10.29	Sixth Amendment to Lease Agreement, dated as of March 26, 2013, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	5/31/2013
10.30	Seventh Amendment to Lease Agreement, dated as of October 24, 20913 between Bixby Technology, LLC and TiVo Inc.	10-Q	10.1	11/27/2013
10.31
Subordination Agreement; Acknowledgment of Lease Assignment, Attornment and Non-Disturbance Agreement, dated as of November 14, 2013, between ECI Four Gold Street LLC, TiVo Inc. and Wells Fargo Bank, National Association.
		Filed herewith.
10.29*	Summary of TiVo Inc. Fiscal Year 2012 Bonus Plan for Executive Officers.	8-K	10.1	4/8/2011
10.30*	Summary of TiVo Inc. Fiscal Year 2013 Bonus Plan for Executive Officers.	8-K	10.1	4/9/2012
10.31+	Vendor Agreement, dated as of March 3, 2002, between TiVo Inc. and Best Buy Co., Inc.	10-K	10.1	4/3/2002
10.32+	First Amendment to Vendor Agreement, effective as of February 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.3	5/1/2003
10.33+	Second Amendment to Vendor Agreement, effective as of April 1, 2003, between Best Buy Co., Inc. and TiVo Inc.	8-K	10.4	7/30/2003
10.34+	Third Amendment to Vendor Agreement, effective as of February 27, 2004, between Best Buy Co., Inc. and TiVo Inc.	10-Q	10.0	9/9/2004
10.35+	Fourth Amendment to Vendor Agreement, effective as of July 1,2004, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.0 of the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2004).	10-Q	10.0	12/10/2004
10.36+	Fifth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc.	10-K	10.41	4/15/2005
10.37	Sixth Amendment to Vendor Agreement, effective as of February 28, 2006, between Best Buy Co., Inc. and TiVo Inc. (incorporated by reference to Exhibit 10.46 of the registrant’s Annual Report on Form 10-K filed on April 14, 2006).	10-K	10.46	4/14/2006
10.38+	Seventh Amendment to Vendor Agreement, effective as of May 1, 2007, between Best Buy Purchasing LLC and TiVo Inc.	10-Q	10.3	6/11/2007
10.39	Direct Import Addendum to the Vendor Agreement, between Best Buy Purchasing LLC and TiVo Inc., effective October 10, 2005.	10-Q	10.3	12/9/2005
10.40+	Master Marketing and Development Agreement, effective as of July 7, 2009, between TiVo Inc. and Best Buy Stores, L.P. (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed on September 9, 2009).	10-Q	10.4	9/9/2009

10.41+	Non-DVR Media Application Addendum between TiVo Inc. and Best Buy Stores, L.P., made effective as of July 7, 2009, to the Master Marketing and Development Agreement, dated as of July 7, 2009.	10-Q/A	10.3	9/8/2010
10.42+	First Amendment to the Master Marketing and Development Agreement, effective as of June 1, 2011, between TiVo Inc. and Best Buy Stores, L.P.	10-Q/A	10.1	4/18/2012
10.43+	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010.	10-K	10.7	3/14/2011
10.44*	Fourth Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, effective September 13, 2012.	10-Q	10.2	11/30/2012
10.45*	Third Amended & Restated Change of Control Terms and Conditions Agreement between TiVo Inc. and Thomas S. Rogers, effective September 13, 2012.	10-Q	10.3	11/30/2012
10.46*	Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010.	10-Q	10.1	9/9/2010
10.47*	Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010.	10-Q	10.2	9/9/2010
10.48	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.82	3/14/2011
10.49	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.83	3/14/2011
10.50	Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/31/2011
10.51+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.	10-Q	10.1	6/6/2011
10.52+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011.	10-Q	10.2	9/9/2011
10.53+	Settlement and Patent License between TiVo Inc. and AT&T, Inc. dated as of January 3, 2012.	10-K	10.52	3/23/2012
10.54*	Consulting Agreement between TiVo Inc. and James Barton, effective March 16, 2012.	10-Q	10.4	11/30/2012
10.55+	Settlement and Patent License between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012.	10-Q/A	10.1	1/25/2013
10.56*	Transition Agreement between TiVo Inc. and Anna Brunelle, dated December 19, 2012.	10-K	10.56	3/15/2013
10.57+	Settlement and Patent License Agreement between TiVo Inc., Cisco Systems, Inc. and Google, Inc., effective July 2, 2013.	10-Q	10.1	8/30/2013
10.58+	Settlement and Patent License Agreement between TiVo Inc. and ARRIS Group, Inc., effective July 2, 2013.	10-Q	10.2	8/30/2013
10.59*	Form of Acknowledgment of Executive Stock Ownership and Incentive Compensation Clawback Policies.	8-K	10.1	12/17/2013
14.1	TiVo Code of Conduct, as amended March 25, 2009.	8-K	14.1	3/31/2009
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24.1	Power of Attorney of this Annual Report on Form 10-K.	See signature page.
31.1
Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 14, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		Filed herewith.
31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 14, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		Filed herewith.

32.1**	Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 14, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2**	Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 14, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS***	XBRL Instance Document	Filed herewith.
101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
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