Form 10-Q
period 2014-04-30
TIVO INC
filed 2014-05-30
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 114,851,470 as of May 15, 2014.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2014

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, our expectations of future revenues, and profitability;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

•
our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition cost (SAC), average revenue per subscription (ARPU), and subscription churn;

•
our TiVo-Owned retail subscriptions, our estimates of the useful life of TiVo-enabled digital video recorders (DVRs) and Minis in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions, and our estimates of the effects of product lifetime subscriptions on churn;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our expectations regarding future growth in subscriptions to the TiVo service and TiVo-Owned ARPUs, including future increases in the number of television service operator (MSO) subscriptions and households through international expansion and the possibility of future decreases in the TiVo-Owned subscription base;

•	our expectations regarding future media services and other revenues;

•	our future service and hardware revenues from TiVo-Owned subscriptions and future service, technology, and hardware revenues from MSOs;

•
our expectations regarding growth in the future advanced television services market for our services, software, and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as broadband content delivered by MSOs to their customers' computers and mobile devices (TV Everywhere), video delivered on demand to an MSO customers' set-top box (VOD), and network DVRs;

•
our expectations regarding continued regulatory required access to and installation and operational issues surrounding cable-operator provided CableCARDs™ and switched digital devices essential for TiVo consumer devices in cable homes;

•
our expectations that in the future we may also offer services for additional non-DVR products beyond TiVo Preview and Mini, for example, that may or may not incorporate the TiVo user interface and non-DVR software including a network DVR service;

•
our expectations of the future decrease in hardware revenues and hardware margin as our U.S. MSO customers transition their hardware purchases to third-party hardware manufacturers such as Pace and our belief that this will enable us to gain additional MSO subscriptions;

•	our expectations of the growth of the TiVo service and technology revenues outside the United States;

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

•
our expectations regarding future changes in our operating expenses, including changes in general and administrative expenses, litigation expenses, sales and marketing, and subscription acquisition costs;

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

•	our expectations that in the future we may offer streaming content to Android devices;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value;

•	our expectations of growth from our acquisition of Digitalsmiths; and

•	our expectation that annual research and development spending in fiscal year 2015 will continue to be significant but to be at lower levels than the fiscal year ended January 31, 2014.
Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K and our subsequent current reports on Form 8-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2014	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,904	$253,713
Short-term investments	644,204	748,759
Accounts receivable, net of allowance for doubtful accounts of $514 and $429, respectively	32,324	35,151
Inventories	22,892	22,316
Deferred cost of technology revenues, current	7,700	9,103
Deferred tax asset, current	119,546	113,621
Prepaid expenses and other, current	14,154	10,922
Total current assets	938,724	1,193,585
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $54,186 and $52,819, respectively	10,617	10,687
Developed technology and intangible assets, net of accumulated amortization of $24,920 and $23,059, respectively	58,167	7,328
Deferred cost of technology revenues, long-term	17,060	18,108
Deferred tax asset, long-term	47,507	57,492
Goodwill	99,201	12,266
Prepaid expenses and other, long-term	3,800	2,325
Total long-term assets	236,352	108,206
Total assets	$1,175,076	$1,301,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21,559	$22,918
Accrued liabilities	37,513	50,204
Deferred revenue, current	175,233	174,739
Total current liabilities	234,305	247,861
LONG-TERM LIABILITIES
Deferred revenue, long-term	304,028	331,534
Convertible senior notes	172,500	172,500
Other long-term liabilities	2,885	811
Total long-term liabilities	479,413	504,845
Total liabilities	713,718	752,706
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 137,223,362 and 134,588,456, respectively, and outstanding shares are 114,849,747 and 120,617,939, respectively	137	134
Treasury stock, at cost: 22,373,615 and 13,970,517 shares, respectively	(264,647)	(154,071)
Additional paid-in capital	1,127,956	1,112,957
Accumulated deficit	(402,388)	(410,512)
Accumulated other comprehensive income	300	577
Total stockholders’ equity	461,358	549,085
Total liabilities and stockholders’ equity	$1,175,076	$1,301,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2014	2013
Revenues
Service revenues	$35,895	$34,062
Technology revenues	50,106	27,725
Hardware revenues	21,058	20,786
Net revenues	107,059	82,573
Cost of revenues
Cost of service revenues	13,850	10,805
Cost of technology revenues	4,544	3,711
Cost of hardware revenues	19,764	18,496
Total cost of revenues	38,158	33,012
Gross margin	68,901	49,561
Research and development	26,347	26,462
Sales and marketing	10,315	8,507
Sales and marketing, subscription acquisition costs	1,505	1,859
General and administrative	15,354	21,786
Total operating expenses	53,521	58,614
Income (loss) from operations	15,380	(9,053)
Interest income	1,144	823
Interest expense and other expense, net	(1,976)	(1,974)
Income (loss) before income taxes	14,548	(10,204)
Provision for income taxes	(6,424)	(115)
Net income (loss)	$8,124	$(10,319)

Net income (loss) per common share
Basic	$0.07	$(0.09)
Diluted	$0.07	$(0.09)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$8,124	$(10,319)
Diluted	$9,375	$(10,319)

Weighted average common and common equivalent shares:
Basic	113,381,677	121,380,553
Diluted	133,204,128	121,380,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2014	2013

Net income (loss)	$8,124	$(10,319)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities	(277)	64
Total comprehensive income (loss)	$7,847	$(10,255)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,124	$(10,319)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	3,228	2,708
Stock-based compensation expense	8,309	7,146
Amortization of discounts and premiums on investments	3,002	1,258
Deferred income taxes	(971)	—
Amortization of deferred debt issuance costs	240	240
Excess tax benefits from employee stock-based compensation	(3,691)	—
Allowance for doubtful accounts	110	42
Changes in assets and liabilities:
Accounts receivable	5,960	6,213
Inventories	(576)	1,779
Deferred cost of technology revenues	2,280	(4,368)
Prepaid expenses and other	(1,591)	(1,184)
Accounts payable	(3,150)	2,042
Accrued liabilities	(16,340)	(14,480)
Deferred revenue	(27,982)	(15,152)
Other long-term liabilities	(61)	(42)
Net cash used in operating activities	$(23,109)	$(24,117)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(97,373)	(120,614)
Sales or maturities of short-term investments	198,494	120,929
Acquisition of business, net of cash acquired	(128,387)	—
Acquisition of property and equipment	(629)	(1,216)
Net cash used in investing activities	$(27,895)	$(901)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	2,080	1,317
Excess tax benefits from employee stock-based compensation	3,691	—
Treasury stock - repurchase of stock	(110,576)	(30,737)
Net cash used in financing activities	$(104,805)	$(29,420)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(155,809)	$(54,438)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	253,713	157,104
Balance at end of period	$97,904	$102,666
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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription bases. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2014 and January 31, 2014 and the results of operations and the statement of other comprehensive income for the three months ended April 30, 2014 and 2013 and condensed consolidated statements of cash flows for the three months ended April 30, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2014. Operating results for the three months ended April 30, 2014 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2015 or any other periods.
Business Combinations
The Company applies the acquisition method of accounting for business combinations, including its acquisition of Digitalsmiths on February 14, 2014. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company's Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for TiVo in the first quarter of fiscal 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$20,985	$16,718
Cash equivalents:
Commercial paper	34,277	72,268
Money market funds	42,642	164,727
Total cash and cash equivalents	$97,904	$253,713
Marketable securities:
Certificates of deposit	$19,450	$11,424
Commercial paper	146,339	176,205
Corporate debt securities	438,024	492,765
U.S. Treasury securities	—	20,024
Variable-rate demand notes	350	350
Asset and mortgage-backed securities	40,041	43,111
Municipal bonds	—	4,880
Current marketable debt securities	$644,204	$748,759
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$742,358	$1,002,722
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	April 30, 2014	January 31, 2014
	(in thousands)
Due within 1 year	$568,846	$662,299
Due within 1 year through 5 years	75,008	86,110
Due after 10 years	350	350
Total	$644,204	$748,759
Unrealized Gains (Losses) on Marketable Investment Securities
The following tables summarize unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of April 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$19,450	$—	$—	$19,450
Commercial paper	146,287	52		146,339
Corporate debt securities	437,801	308	(85)	438,024
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	40,024	18	(1)	40,041
Total	$643,912	$378	$(86)	$644,204

	As of January 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$11,424	$—	$—	$11,424
Commercial paper	176,120	85	—	176,205
Corporate debt securities	492,295	532	(62)	492,765
U.S. Treasury securities	20,023	1	—	20,024
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	43,105	10	(4)	43,111
Municipal bonds	4,875	5	—	4,880
Total	$748,192	$633	$(66)	$748,759
None of these investments were in a loss position for greater than twelve months as of April 30, 2014 and January 31, 2014.
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs, including prices for the convertible debt observed in market trading. The carrying value of these financial liabilities at April 30, 2014 and January 31, 2014 was $172.5 million (for both periods) and the fair value was $218.3 million and $228.5 million, based on the bonds' quoted market price as of April 30, 2014 and January 31, 2014, respectively.

On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of April 30, 2014 and January 31, 2014:

	As of April 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$34,277	$—	$34,277	$—
Money market funds	42,642	42,642	—	—
Short-term investments:
Certificates of deposit	19,450	19,450	—	—
Commercial paper	146,339	—	146,339	—
Corporate debt securities	438,024	—	438,024	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	40,041	—	40,041	—
Total	$721,123	$62,092	$659,031	$—
	As of January 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$72,268	$—	$72,268	$—
Money market funds	164,727	164,727	—	—
Short-term investments:
Certificates of deposit	11,424	11,424	—	—
Commercial paper	176,205	—	176,205	—
Corporate debt securities	492,765	—	492,765	—
U.S. Treasury securities	20,024	20,024	—	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	43,111	—	43,111	—
Municipal bonds	4,880	—	4,880	—
Total	$985,754	$196,175	$789,579	$—

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
Level 3 Measurements
As of April 30, 2014, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of April 30, 2014 and January 31, 2014. No events or circumstances indicating a potential impairment were identified as of as of April 30, 2014.
5. INVENTORY
Inventory was as follows:

	As of
	April 30, 2014	January 31, 2014
	( in thousands)
Raw Materials	$1,397	$1,858
Finished Goods	21,495	20,458
Total Inventory	$22,892	$22,316
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of April 30, 2014 and January 31, 2014, the accrued warranty reserve was $512,000 and $621,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with sale of these extended warranties over the second and third year of the warranty period. As of April 30, 2014, the extended warranty deferred revenue and cost was $2.1 million and $288,000, respectively. As of January 31, 2014, the extended warranty deferred revenue and cost was $2.0 million and $287,000, respectively.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of April 30, 2014, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company has accrued $1.0 million for an arbitration proceeding related to a contractual dispute. The Company expenses legal costs as they are incurred.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2014	2013
	(income (loss) in thousands)
Numerator:
Net income (loss)	$8,124	$(10,319)
Interest on dilutive notes, net of tax	1,251	—
Net income (loss) for purpose of computing net income (loss) per diluted share	9,375	(10,319)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	113,381,677	121,380,553
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	4,360,258	—
Convertible senior notes	15,462,193	—
Denominator for diluted net income (loss) per common share	133,204,128	121,380,553
Basic net income (loss) per common share	$0.07	$(0.09)
Diluted net income (loss) per common share	$0.07	$(0.09)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share in the three months ended April 30, 2014 and 2013 do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2014	2013
Unvested restricted stock	30,143	5,243,472
Options to purchase common stock	449,577	8,571,860
Potential shares to be issued from employee stock purchase plan	—	416,423
Convertible senior notes	—	15,462,193
Total	479,720	29,693,948
8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2014 and 2013 is as follows:

	Three Months Ended April 30,
	2014	2013
	(In thousands)
Cost of service revenues	$426	$396
Cost of technology revenues	305	262
Cost of hardware revenues	81	83
Research and development	2,988	2,912
Sales and marketing	1,314	1,085
General and administrative	3,195	2,408
Stock-based compensation before income taxes	$8,309	$7,146
Income tax benefit	(1,923)	—
Total stock-based compensation	$6,386	$7,146
9. ACQUISITIONS
On February 14, 2014, the Company completed its acquisition of Digitalsmiths Corporation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 29, 2014 for $133.3 million in cash. Digitalsmiths Corporation was a privately-held cloud-based content discovery and recommendation service company headquartered in Durham, North Carolina. The acquisition of Digitalsmiths accelerates TiVo's evolution to a device and user interface cloud-based Software-as-a-Service company. Digitalsmiths' results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning February 14, 2014. A total of $756,000 of acquisition costs were expensed as incurred of which $709,000 were expensed in fiscal year 2014 and the remainder during the three months ended April 30, 2014.
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. TiVo will continue to evaluate certain current liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). The Company's preliminary allocation of the total purchase price is as follows:

Digitalsmiths
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$4,882
Accounts receivable	3,243
Other current assets	3,201
Deferred tax assets, current	3,831
Fixed assets	143
Total Assets	$15,300

Liabilities:
Accounts payable	$(1,266)
Other current liabilities	(8,433)
Deferred revenue	(970)
Deferred tax liability, long term	(9,985)
Other long-term liabilities	(1,012)
Total Liabilities	$(21,666)

Intangibles	52,700
Goodwill	86,935
Total purchase consideration	$133,269
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	6	$14,100
Customer relationships	10	$37,000
Trade name	6	$1,400
In process research and development	N/A	$200
Total identifiable intangible assets		$52,700
The Company does not believe there is any significant residual value associated with these intangible assets. The Company's management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues, and costs. The estimated fair values of the intangibles acquired were determined based on the relief-from-royalty method for software technology and trade name and multi-period excess earnings method for customer relationships with key assumptions including: 1) forecasted revenue and operating results; 2) royalty rates; 3) discount rates ranging from 12% to 14%; and 4) customer attrition rates. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
Goodwill
The goodwill amount of $86.9 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies, and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.
10. INCOME TAX
The Company recorded income tax expense for the three months ended April 30, 2014 and 2013 of $6.4 million and $115,000, respectively. The effective tax rate for the three months ended April 30, 2014 and 2013 was 44% and (1)%, respectively.
The provision for income taxes for the three months ended April 30, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation, and state taxes. The higher effective tax rate for the three months ended April 30, 2014, compared to the same period in fiscal year 2013, is attributable to the Company’s valuation allowance on all deferred tax assets as of April 30, 2013 and tax expense consisting primarily of foreign withholding taxes and minimum state taxes.
As of April 30, 2014, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized. Income tax benefits attributable to the exercise of employee stock options of $4.8 million during the three months ended April 30, 2014, were recorded directly to “Additional paid-in capital” on the unaudited Condensed Consolidated Balance Sheets.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 14, 2014, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 14, 2014 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation television services and innovative cloud-based Software-as-a-Service solutions that enable viewers to consume content across all screens in and out-of-the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, on-demand and over-the-top television into one intuitive user interface with simple universal search, discovery, viewing and recording from any device, creating the ultimate viewing experience. We distribute our software, technology and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to mobile and tablet iOS devices (with Android devices coming in the future) through features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of April 30, 2014, there were approximately 4.5 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service and/or hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
On February 14, 2014, we acquired Digitalsmiths Corporation, one of the Pay TV industry's most broadly adopted cloud-based search and recommendation services. We believe this acquisition will broaden our product and service portfolio and increase our opportunities among Pay TV operators, consumer electronics manufacturers, and content providers. Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry.
We are focused on enhancing long-term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. During the quarter ended April 30, 2014 we purchased 7,598,648 shares at a weighted average price of $13.16 for a total of $100.0 million. As of April 30, 2014 we had purchased a total of 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015.
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
Executive Overview
Fiscal year 2015
In the fiscal year ending January 31, 2015, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution relationships both in the U.S. and internationally as well as our TiVo-Owned direct and retail sales with the roll out of new products, such as our recently launched TiVo Roamio product line (an all-in-one approach to live, recorded, on demand, and over-the-top television). We expect to further grow our MSO subscription base during the fiscal year ending January 31, 2015. However, we expect that net subscription growth in our installed base of MSO subscriptions will be slightly offset by further declines in our net TiVo-Owned subscriptions.
•We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers to increase our MSO service revenues in the long term. As a result, we expect MSO hardware revenues and margins to likely decline in future quarters as MSO customers continue to transition to third-party hardware such as Pace and other products which can support our TiVo service. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
•We expect to see revenue growth from our acquisition of Digitalsmiths. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay TV operators as well as various consumer electronics manufacturers and content providers. Most of these relationships are at the early stages of deployment and we expect increased penetration will drive further growth. Additionally, we are focused on signing additional distribution customers for Digitalsmiths both in the U.S. and internationally as well as launching new Digitalsmiths' products and services in the future.
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

•We will continue our efforts to protect our technological innovations and intellectual property. However, we expect our litigation expenses to be significantly lower during the fiscal year ending January 31, 2015 as we have no material ongoing patent enforcement actions.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of April 30, 2014 we had deferred costs of approximately $24.8 million related to development work, largely related to Com Hem, ONO, and Charter Communications Operating, LLC (Charter). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs must be reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions and Households. Management reviews these metrics, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscription lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscription lines refer to subscriptions sold to consumers by MSOs such as Virgin, ONO, RCN, Grande, GCI, and Suddenlink, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active lifetime subscriptions, and percent of TiVo-Owned

Subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
TiVo-Owned Gross Additions:	32	49	33	20	24	35	30	28
Net Additions/(Losses):
TiVo-Owned	(9)	6	(21)	(26)	(22)	(13)	(15)	(23)
MSOs	341	313	295	238	277	222	240	253
Total Net Additions/(Losses)	332	319	274	212	255	209	225	230
Cumulative Subscriptions:
TiVo-Owned	957	966	960	981	1,007	1,029	1,042	1,057
MSOs	3,584	3,243	2,930	2,635	2,397	2,120	1,898	1,658
Total Cumulative Subscriptions	4,541	4,209	3,890	3,616	3,404	3,149	2,940	2,715
Average Subscriptions:
TiVo-Owned Average Subscriptions	961	962	974	994	1,018	1,035	1,050	1,068
MSO Average Subscriptions	3,420	3,072	2,775	2,514	2,261	2,011	1,771	1,539
Total Average Subscriptions:	4,381	4,034	3,749	3,508	3,279	3,046	2,821	2,607
Total MSO Households	3,172	2,912	2,664	2,410	2,222	1,980	1,782	1,565
MSO Average Households	3,036	2,785	2,535	2,318	2,104	1,884	1,668	1,460
TiVo-Owned Fully Amortized Active Lifetime Subscriptions	161	171	169	176	181	194	208	221
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	51%	51%	52%	52%	52%	53%	54%	54%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or TiVo Mini for which (i) a consumer has committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single household. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
We define a "household" as one or more devices associated with the same contract or customer number. We currently do not report TiVo-Owned households as we currently receive incremental revenue for each new TiVo-Owned Subscription in the TiVo-Owned business whereas, in some cases, our MSO customers pay us on a per household basis.
We calculate average subscriptions for the period by adding the average subscriptions for each month and dividing by the number of months in the period. We calculate the average subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We calculate Average MSO Households for the period by adding the average households for each month and dividing by the number of months in the period. We calculate the average households for each month by adding the beginning and ending households for the month and dividing by two. We are not aware of any uniform standards for defining subscriptions or households and caution that our presentation may not be consistent with that of other companies. Additionally, the fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber, subscription, household or a TiVo-enabled device which may not be consistent with how we define a subscription or household for our reporting purposes nor be representative of how such fees are calculated and paid to us by our MSOs. Our MSOs Subscription and MSO Household data is dependent in part on reporting from our third-party MSO partners.
TiVo-Owned Subscriptions declined by 9,000 subscriptions during the three months ended April 30, 2014, as compared to a decrease of 22,000 in the same prior year period. The improvement in net TiVo-Owned Subscription losses of 13,000 subscriptions was largely related to increased gross subscription additions of 8,000 subscriptions as compared to the same prior year period combined with a decrease in the number of TiVo-Owned Subscription cancellations by 5,000 as compared to the same prior year period. The TiVo-Owned installed subscription base decreased to just under 1.0 million subscriptions as of April 30, 2014 as compared to slightly over 1.0 million as of April 30, 2013. We believe the year over year decrease in total TiVo-Owned Subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned Subscription gross additions than TiVo-Owned Subscription cancellations.
Our MSO installed subscription base increased by 341,000 subscriptions during the three months ended April 30, 2014, to approximately 3.6 million subscriptions as of April 30, 2014. The increase in cumulative MSO Subscriptions of 1.2 million subscriptions as compared to the 2.4 million cumulative MSO Subscriptions as of April 30, 2013 is due to subscription growth from a variety of partners including Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, Com Hem, CableOne, and others. This subscription growth is largely related to international MSO subscriptions and while we expect continued growth in our MSO installed subscription base as additional distribution deals launch, we anticipate international MSO Subscription growth to continue to be a primary driver of this growth.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
Average TiVo-Owned subscriptions	961	962	974	994	1,018	1,035	1,050	1,068
TiVo-Owned subscription cancellations	(41)	(43)	(54)	(46)	(46)	(48)	(45)	(51)
TiVo-Owned Churn Rate per month	(1.4)%	(1.5)%	(1.8)%	(1.5)%	(1.5)%	(1.5)%	(1.4)%	(1.6)%
TiVo-Owned Churn Rate per month was 1.4% and 1.5% for the quarters ended April 30, 2014 and 2013, respectively. The decrease in our Churn Rate per month is a result of slightly lower number of subscription cancellations, as compared to the same prior year period. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,505	$6,038	$2,628	$1,996	$1,859	$3,471	$1,560	$2,372
Hardware revenues	(21,058)	(22,301)	(35,597)	(23,104)	(20,786)	(23,129)	(21,072)	(11,129)
Less: MSOs-related hardware revenues	15,896	12,634	25,759	20,103	16,002	16,834	13,051	6,696
Cost of hardware revenues	19,764	23,163	33,017	21,957	18,496	21,847	23,434	14,431
Less: MSOs-related cost of hardware revenues	(11,961)	(9,650)	(20,530)	(15,384)	(11,079)	(11,036)	(11,841)	(5,399)
Total Acquisition Costs	$4,146	$9,884	$5,277	$5,568	$4,492	$7,987	$5,132	$6,971
TiVo-Owned Subscription Gross Additions	32	49	33	20	24	35	30	28
Subscription Acquisition Costs (SAC)	$130	$202	$160	$278	$187	$228	$171	$249

	Twelve Months Ended
	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$12,167	$12,521	$9,954	$8,886	$9,262	$8,660	$6,509	$7,347
Hardware revenues	(102,060)	(101,788)	(102,616)	(88,091)	(76,116)	(68,591)	(61,890)	(53,788)
Less: MSOs-related hardware revenues	74,392	74,498	78,698	65,990	52,583	45,849	40,656	36,603
Cost of hardware revenues	97,901	96,633	95,317	85,734	78,208	78,183	76,704	70,087
Less: MSOs-related cost of hardware revenues	(57,525)	(56,643)	(58,029)	(49,340)	(39,355)	(38,435)	(36,811)	(31,321)
Total Acquisition Costs	$24,875	$25,221	$23,324	$23,179	$24,582	$25,666	$25,168	$28,928
TiVo-Owned Subscription Gross Additions	134	126	112	109	117	117	114	114
Subscription Acquisition Costs (SAC)	$186	$200	$208	$213	$210	$219	$221	$254
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
During the three months ended April 30, 2014, our total acquisition costs were $4.1 million, a decrease of $346,000, as compared to the same prior year period. This decrease was primarily due to decreased sales and marketing subscription acquisition costs of $354,000.
During the three months ended April 30, 2014 our SAC decreased by $57 to $130 from $187 in the same prior year period. This decrease in SAC was largely a result of the increased subscription gross additions for the three months ended April 30, 2014 as compared to the same prior year period.
During the twelve months ended April 30, 2014 our total acquisition costs were $24.9 million, an increase of $293,000 compared to the same prior year period. This increase was largely related to a decrease in the hardware gross margin loss of $2.6 million offset by an increase in TiVo's sales and marketing, subscription acquisition costs of $2.9 million, as compared to the same prior year period. The lower hardware gross margin loss was largely driven by increased hardware unit sales with improved economic margins on the Roamio DVRs.
The decrease in SAC of $24 for the twelve months ended April 30, 2014 as compared to the same prior year period was largely a result of a decrease in total acquisition costs during the period combined with a higher number of TiVo-Owned Subscription gross additions.
TiVo-Owned Average Revenue Per Subscription or ARPU. Management reviews this metric, and believes it may be useful to investors in order to evaluate the potential of our subscription base to generate service revenues.

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
We calculate TiVo-Owned service revenues by subtracting MSOs'-related service revenues and Media services and other service revenues (includes Advertising, Research, and Digitalsmiths revenues), from our total reported net Service revenues. The table below provides a more detailed breakdown of our Service revenues, and reconciles to our total Service revenues in our Statement of Operations as reported:

	Three Months Ended
Service Revenues	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
	(in thousands)
TiVo-Owned-related service revenues	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116	$25,412	$25,834
MSOs'-related service revenues	9,950	10,498	7,734	7,555	7,279	7,429	6,767	5,056
Media services and other service revenues	3,435	2,844	2,330	3,255	2,503	3,029	3,049	1,412
Total Service Revenues	$35,895	$36,317	$33,526	$34,930	$34,062	$35,574	$35,228	$32,302
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116	$25,412	$25,834
Average TiVo-Owned revenues per month	7,503	7,658	7,821	8,040	8,093	8,372	8,471	8,611
Average TiVo-Owned subscriptions per month	961	962	974	994	1,018	1,035	1,050	1,068
TiVo-Owned ARPU per month	$7.81	$7.96	$8.03	$8.09	$7.95	$8.09	$8.07	$8.06
The decrease in TiVo-Owned ARPU per month for the three months ended April 30, 2014 as compared to the same prior year period was due primarily to a percentage increase in sales of TiVo Mini, which typically sells at a lower price point than Roamio DVRs.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Other than the critical accounting estimates noted below there have been no other changes to our critical accounting estimates from our Form 10-K for the fiscal year ended January 31, 2014.
Business Combinations
We apply the acquisition method of accounting for business combinations, including our acquisition of Digitalsmiths on February 14, 2014. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires our management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect our intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Condensed Consolidated Statements of Operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for TiVo in the first quarter of fiscal 2018. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.
Results of Operations
Net Revenues.
Our net revenues for the three months ended April 30, 2014 and 2013 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2014		2013
	(In thousands, except percentages)
Service revenues	$35,895	33%	$34,062	41%
Technology revenues	50,106	47%	$27,725	34%
Hardware revenues	21,058	20%	$20,786	25%
Net revenues	$107,059	100%	$82,573	100%
Change from same prior year period	30%		22%
Service Revenues. The increase in Service revenues of $1.8 million for the three months ended April 30, 2014, as compared to the same prior year period was related to an increase in MSO-related service revenues of $2.7 million due to the increased subscription base as well as an increase in Media service and other revenues of $932,000 largely related to the acquisition of Digitalsmiths. These increases were partially offset by lower TiVo-Owned subscription revenues of $1.8 million.
Technology Revenues. Technology revenues for the three months ended April 30, 2014 increased by $22.4 million, as compared to the same prior year period primarily due to the settlement and license agreements with Verizon and Google/Motorola Mobility and Cisco, additional licensing revenues in excess of contractual minimums, and to a lesser extent the timing of revenue recognition related to various technology related projects.

Revenue and cash from the contractual minimums under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through April 30, 2014 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
Three month period from February 1, 2014 to April 30, 2014	42,370	45,895
Total	$291,018	$714,655
Revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2015 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(in thousands)
Nine month period from May 1, 2014 to January 31, 2015	$127,272	$37,684
Fiscal Year Ending January 31,
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$743,197	$319,560
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2014 remained relatively flat as compared to the same prior year period.
Cost of service revenues.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Cost of service revenues	$13,850	$10,805
Change from same prior year period	28%	29%
Percentage of service revenues	39%	32%
Service gross margin	$22,045	$23,257
Service gross margin as a percentage of service revenues	61%	68%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service revenues increased by $3.0 million for the three months ended April 30, 2014, as compared to the same prior year period. Of this $3.0 million, $1.4 million was comprised of headcount and headcount related costs, a portion of which is associated with the acquisition of Digitalsmiths, $448,000 was related to increased service center expenses, and $485,000 was related to increased customer support costs related to our MSO partners. Amortization of developed technology was $869,000 and $583,000 for the three months ended April 30, 2014 and 2013, respectively.
Cost of technology revenues.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Cost of technology revenues	$4,544	$3,711
Change from same prior year period	22%	(41)%
Percentage of technology revenues	9%	13%
Technology gross margin	$45,562	$24,014
Technology gross margin as a percentage of technology revenues	91%	87%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $833,000 for the three months ended April 30, 2014, as compared to the same prior year period. This increase in cost of technology revenues for the three months ended April 30, 2014 was related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the period.
In certain of our distribution deals, TiVo is not being paid in full for the upfront development cost. However, in exchange, TiVo is receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees used to recover the initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
In accordance with our revenue recognition policies, we have deferred costs of approximately $24.8 million related to development work, largely related to Com Hem, ONO, and Charter and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at April 30, 2014. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Cost of hardware revenues	$19,764	$18,496
Change from same prior year period	7%	—%
Percentage of hardware revenues	94%	89%
Hardware gross margin	$1,294	$2,290
Hardware gross margin as a percentage of hardware revenue	6%	11%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs and non-DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer retail business. Our cost of hardware revenues for the three months ended April 30, 2014 increased as compared to the same prior year period as we sold a larger volume of lower margin products to our MSO customers as compared to the same prior year period. These MSO costs of hardware revenues and margins are likely to decline in future quarters as MSO partners start to transition to third-party hardware such as the Pace DVR and non-DVR product.
Hardware gross margin for the three months ended April 30, 2014 decreased by $1.0 million as compared to the same prior year period largely due to mix units sold and the channel in which they were sold during the period as compared to the same prior year period.

Research and development expenses.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Research and development expenses	$26,347	$26,462
Change from same prior year period	—%	(13)%
Percentage of net revenues	25%	32%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Our research and development expenses remained relatively flat as compared to the same prior year period. We expect our annual research and development spending in fiscal year 2015 to continue to be significant but to be at lower levels than the fiscal year 2014.
Sales and marketing expenses.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Sales and marketing expenses	$10,315	$8,507
Change from same prior year period	21%	37%
Percentage of net revenues	10%	10%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses and amortization of acquired intangibles. Sales and marketing expenses for the three months ended April 30, 2014 increased by $1.8 million as compared to the same prior year period. These increases are largely related our acquisition of Digitalsmiths. Amortization of acquired customer relationship intangibles was $860,000 and $117,000 for the three months ended April 30, 2014 and 2013, respectively.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,505	$1,859
Change from same prior year period	(19)%	48%
Percentage of net revenues	1%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three months ended April 30, 2014 decreased by $354,000 as compared to the same prior year period due to decreased advertising spending during the quarter.

General and administrative expenses.

	Three Months Ended April 30,
	2014	2013
	(In thousands, except percentages)
General and administrative	$15,354	$21,786
Change from same prior year period	(30)%	35%
Percentage of net revenues	14%	26%
Litigation expense (included in total general and administrative costs above)	$1,076	$10,878
Change from same prior year period	(90)%	101%
Percentage of net revenues	1%	13%
General and administrative, net of litigation expense	$14,278	$10,908
Change from same prior year period	31%	2%
Percentage of net revenues	13%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended April 30, 2014, general and administrative expenses decreased by $6.4 million, as compared to the same prior year period. This decrease was primarily related to decreased legal fees of $9.8 million associated with litigation expenses related to our patent enforcement cases. This was offset by an increase in G&A expenses, net of litigation, in the amount of $3.4 million which is related in part to headcount related expenses.
Interest income. Interest income for the three months ended April 30, 2014 increased by $321,000 as compared to the same prior year period. This increase is largely attributed to a higher average cash and short-term investment balance held during the quarter ended April 30, 2014 as compared to the same prior year period.
Interest expense and other. Interest expense and other income for the three months ended April 30, 2014 was relatively flat as compared to the same prior year period and consists primarily of interest expense associated with our convertible senior notes.
Provision for income taxes.

	Three Months Ended April 30,
	2014	2013	% Change
	(In thousands, except percentages)
Provision for income taxes	6,424	115	5,486%
Effective tax rate	44%	(1)%
The provision for income taxes for the three months ended April 30, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation and state taxes.
The provision for income taxes for the three months ended April 30, 2013 differs from the U.S. statutory tax rate of 35% primarily due a valuation allowance against our deferred tax assets and expense primarily comprised of foreign withholding taxes and minimum state taxes.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of April 30, 2014, we had over $742.1 million of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, and working capital needs through the next twelve months.

Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(23,109)	(24,117)
Net cash used in investing activities	$(27,895)	$(901)
Net cash used in financing activities	$(104,805)	$(29,420)
Net Cash Used in Operating Activities
During the three months ended April 30, 2014 our net cash used in operating activities was $23.1 million as compared to net cash used of $24.1 million during the same prior year period. This improvement of $1.0 million in operating cash flow as compared to the same prior year period was largely related our net income of $8.1 million, an increase of $18.4 million when compared to the net loss of $(10.3) million in the same prior year period. This increase was partially offset by increased vendor payments of $7.1 million combined with a decrease in deferred revenues of $12.8 million as compared to the same prior year period.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended April 30, 2014 was approximately $27.9 million as compared to net cash used in investing activities of $901,000 for the same prior year period and was largely related to usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $101.1 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $629,000 which is used to support our business.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended April 30, 2014 was approximately $104.8 million as compared to net used in financing activities of $29.4 million for the same prior year period.
For the three months ended April 30, 2014 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $110.6 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $2.1 million.
For the three months ended April 30, 2013 the principal uses of cash for financing activities were related to repurchase of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $30.7 million offset by the issuance of common stock upon exercise of stock options which generated $1.3 million.
Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of April 30, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015.
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

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations	13,704	6,900	6,804	—	—
Operating leases	8,816	2,652	6,164	—	—
Purchase obligations	14,645	14,645	—	—	—
Total contractual cash obligations	$209,665	$24,197	$185,468	$—	$—
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2014.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2014 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2014 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2014, and subsequent reports on Form 8-K.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
February 1, 2014 through February 28, 2014	20,472	(1)	$12.67	1,682	$185,786,994
March 1, 2014 through March 30, 2014	6,830,549	(2)	$13.16	6,219,326	$103,889,535
April 1, 2014 through April 30, 2014	1,552,077	(3)	$13.15	1,377,640	$85,787,006
(1) During the month of February 2014 TiVo acquired 18,790 shares at a weighted average price of $12.71 from employees upon the vesting of restricted stock.
(2) During the month of March 2014 TiVo acquired 611,223 shares at a weighted average price of $13.10 from employees upon the vesting of restricted stock.
(3) During the month of April 30, 2014 TiVo acquired 174,437 shares at a weighted average price of $13.25 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of April 30, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015.

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

31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated May 30, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.1
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 30, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated May 30, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 30, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	5/30/2014	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	5/30/2014	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	5/30/2014	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)