Form 10-Q
period 2014-07-31
TIVO INC
filed 2014-09-02
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 115,570,392 as of August 29, 2014.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2014

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

•
our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition costs (SAC), average revenue per subscription (ARPU), and subscription churn;

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

•
our expectations regarding future growth in subscriptions to the TiVo service, including future increases in the number of television service operator (MSO) subscriptions and households through international expansion and the possibility of future decreases in the TiVo-Owned subscription base as well as future changes in our TiVo-Owned ARPU, including decreases in TiVo-Owned ARPUs as a result of increased sales of non-DVR devices such as TiVo Mini which have a lower monthly or product lifetime service fee than for DVRs;

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

•
our expectations regarding a future decrease in the amount of our research and development spending and our associated ability to remain a competitive technology innovator and invest significant resources in advanced television solutions;

•	our expectation that annual research and development spending in fiscal year 2015 will continue to be significant but to be at lower levels than the fiscal year ended January 31, 2014;

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

•	our expectations that in the future we may offer streaming content to Android devices;

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value; and

•	our expectations of growth from our acquisition of Digitalsmiths
.
Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” “ongoing,” “predict,” “potential,” and “anticipate” or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the caption Part I, Item 1A. “Risk Factors” in our most recent annual report on Form 10-K and our subsequent current reports on Form 10-Q and Form 8-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this quarterly report and we undertake no obligation to publicly update or revise any forward-looking statements in this quarterly report. The reader is strongly urged to read the information set forth under the caption Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A, “Risk Factors” for a more detailed description of these significant risks and uncertainties.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2014	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,627	$253,713
Short-term investments	669,016	748,759
Accounts receivable, net of allowance for doubtful accounts of $465 and $429, respectively	35,307	35,151
Inventories	16,515	22,316
Deferred cost of technology revenues, current	6,134	9,103
Deferred tax asset, current	120,862	113,621
Prepaid expenses and other, current	13,519	10,922
Total current assets	974,980	1,193,585
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $49,160 and $52,819, respectively	10,956	10,687
Developed technology and intangible assets, net of accumulated amortization of $27,043 and $23,059, respectively	56,044	7,328
Deferred cost of technology revenues, long-term	16,510	18,108
Deferred tax asset, long-term	47,507	57,492
Goodwill	99,340	12,266
Prepaid expenses and other, long-term	3,735	2,325
Total long-term assets	234,092	108,206
Total assets	$1,209,072	$1,301,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,913	$22,918
Accrued liabilities	39,888	50,204
Deferred revenue, current	174,530	174,739
Total current liabilities	234,331	247,861
LONG-TERM LIABILITIES
Deferred revenue, long-term	309,089	331,534
Convertible senior notes	172,500	172,500
Other long-term liabilities	3,934	811
Total long-term liabilities	485,523	504,845
Total liabilities	719,854	752,706
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 137,794,278 and 134,588,456, respectively, and outstanding shares are 115,407,011 and 120,617,939, respectively	138	134
Treasury stock, at cost: 22,387,267 and 13,970,517 shares, respectively	(264,821)	(154,071)
Additional paid-in capital	1,146,817	1,112,957
Accumulated deficit	(393,081)	(410,512)
Accumulated other comprehensive income	165	577
Total stockholders’ equity	489,218	549,085
Total liabilities and stockholders’ equity	$1,209,072	$1,301,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months ended July 31,
	2014	2013	2014	2013
Revenues
Service revenues	$36,909	$34,930	$72,804	$68,992
Technology revenues	49,717	42,056	99,823	69,781
Hardware revenues	25,232	23,104	46,290	43,890
Net revenues	111,858	100,090	218,917	182,663
Cost of revenues
Cost of service revenues	13,750	11,408	27,600	22,213
Cost of technology revenues	5,669	11,867	10,213	15,578
Cost of hardware revenues	22,524	21,957	42,288	40,453
Total cost of revenues	41,943	45,232	80,101	78,244
Gross margin	69,915	54,858	138,816	104,419
Research and development	25,051	26,305	51,398	52,767
Sales and marketing	10,284	9,069	20,599	17,576
Sales and marketing, subscription acquisition costs	1,212	1,996	2,717	3,855
General and administrative	15,760	23,225	31,114	45,011
Litigation proceeds	—	(108,102)	—	(108,102)
Total operating expenses	52,307	(47,507)	105,828	11,107
Income from operations	17,608	102,365	32,988	93,312
Interest income	964	1,499	2,108	2,322
Interest expense and other expense, net	(1,966)	(1,965)	(3,942)	(3,939)
Income before income taxes	16,606	101,899	31,154	91,695
Benefit (provision) for income taxes	(7,299)	167,039	(13,723)	166,924
Net income	$9,307	$268,938	$17,431	$258,619

Net income per common share
Basic	$0.08	$2.27	$0.16	$2.16
Diluted	$0.08	$1.96	$0.15	$1.86

Income for purposes of computing net income per share:
Basic	$9,307	$268,938	$17,431	$258,619
Diluted	$10,545	$270,190	$19,907	$261,123

Weighted average common and common equivalent shares:
Basic	110,036,235	118,601,346	111,708,956	119,990,949
Diluted	129,249,175	137,992,699	131,533,268	140,043,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months ended July 31,
	2014	2013	2014	2013

Net income	$9,307	$268,938	$17,431	$258,619
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized loss on marketable securities, net of tax	(135)	(208)	(412)	(144)
Total comprehensive income, net of tax	$9,172	$268,730	$17,019	$258,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,431	$258,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	6,760	5,320
Stock-based compensation expense	17,029	17,610
Amortization of discounts and premiums on investments	5,903	2,766
Deferred income taxes	(1,189)	(169,364)
Amortization of deferred debt issuance costs	480	480
Excess tax benefits from employee stock-based compensation	(7,468)	(498)
Allowance for doubtful accounts	131	88
Changes in assets and liabilities:
Accounts receivable	2,956	1,962
Inventories	5,801	1,851
Deferred cost of technology revenues	4,299	230
Prepaid expenses and other	(631)	(1,584)
Accounts payable	(4,654)	2,685
Accrued liabilities	(9,014)	(5,805)
Deferred revenue	(23,624)	382,218
Other long-term liabilities	(110)	(116)
Net cash provided by operating activities	$14,100	$496,462
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(348,720)	(381,162)
Sales or maturities of short-term investments	421,493	264,852
Acquisition of business, net of cash acquired	(128,387)	—
Acquisition of property and equipment	(2,519)	(3,069)
Net cash used in investing activities	$(58,133)	$(119,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	3,580	3,997
Proceeds from issuance of common stock related to employee stock purchase plan	3,649	3,791
Excess tax benefits from employee stock-based compensation	7,468	498
Treasury stock - repurchase of stock	(110,750)	(91,059)
Net cash used in financing activities	$(96,053)	$(82,773)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(140,086)	$294,310
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	253,713	157,104
Balance at end of period	$113,627	$451,414
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2014 and January 31, 2014 and the results of operations and the statement of other comprehensive income for the three and six months ended July 31, 2014 and 2013 and condensed consolidated statements of cash flows for the six months ended July 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2014. Operating results for the three and six months ended July 31, 2014 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2015 or any other periods.
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
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$20,247	$16,718
Cash equivalents:
Commercial paper	32,296	72,268
Certificates of deposit	2,000	—
Money market funds	59,084	164,727
Total cash and cash equivalents	$113,627	$253,713
Marketable securities:
Certificates of deposit	$22,950	$11,424
Commercial paper	138,876	176,205
Corporate debt securities	470,874	492,765
Foreign government securities	7,851	—
U.S. Treasury securities	—	20,024
Variable-rate demand notes	285	350
Asset and mortgage-backed securities	28,180	43,111
Municipal bonds	—	4,880
Current marketable debt securities	$669,016	$748,759
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$782,893	$1,002,722
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	July 31, 2014	January 31, 2014
	(in thousands)
Due within 1 year	$474,262	$662,299
Due within 1 year through 5 years	194,469	86,110
Due after 10 years	285	350
Total	$669,016	$748,759
Unrealized Gains (Losses) on Marketable Investment Securities
The following tables summarize unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of July 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$22,950	$—	$—	$22,950
Commercial paper	138,818	58	—	138,876
Corporate debt securities	470,820	217	(163)	470,874
Foreign government securities	7,852	—	(1)	7,851
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	28,172	8	—	28,180
Total	$668,897	$283	$(164)	$669,016

	As of January 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$11,424	$—	$—	$11,424
Commercial paper	176,120	85	—	176,205
Corporate debt securities	492,295	532	(62)	492,765
U.S. Treasury securities	20,023	1	—	20,024
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	43,105	10	(4)	43,111
Municipal bonds	4,875	5	—	4,880
Total	$748,192	$633	$(66)	$748,759
None of these investments were in a loss position for greater than twelve months as of July 31, 2014 and January 31, 2014.

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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible debt. The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of these financial liabilities at July 31, 2014 and January 31, 2014 was $172.5 million (for both periods) and the fair value was $233.8 million and $228.5 million, based on the convertible debts' quoted market price as of July 31, 2014 and January 31, 2014, respectively. On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of July 31, 2014 and January 31, 2014:

	As of July 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$32,296	$—	$32,296	$—
Certificates of deposit	2,000	—	2,000	—
Money market funds	59,084	59,084	—	—
Short-term investments:
Certificates of deposit	22,950	—	22,950	—
Commercial paper	138,876	—	138,876	—
Corporate debt securities	470,874	—	470,874	—
Foreign government securities	7,851	—	7,851	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	28,180	—	28,180	—
Total	$762,396	$59,084	$703,312	$—
	As of January 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$72,268	$—	$72,268	$—
Money market funds	164,727	164,727	—	—
Short-term investments:
Certificates of deposit	11,424	—	11,424	—
Commercial paper	176,205	—	176,205	—
Corporate debt securities	492,765	—	492,765	—
U.S. Treasury securities	20,024	20,024	—	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	43,111	—	43,111	—
Municipal bonds	4,880	—	4,880	—
Total	$985,754	$184,751	$801,003	$—

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
Level 3 Measurements
As of July 31, 2014, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of July 31, 2014 and January 31, 2014. No events or circumstances indicating a potential impairment were identified as of as of July 31, 2014.
5. INVENTORY
Inventory was as follows:

	As of
	July 31, 2014	January 31, 2014
	( in thousands)
Raw Materials	$1,267	$1,858
Finished Goods	15,248	20,458
Total Inventory	$16,515	$22,316
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of July 31, 2014 and January 31, 2014, the accrued warranty reserve was $412,000 and $621,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with sale of these extended warranties over the second and third year of the warranty period. As of July 31, 2014, the extended warranty deferred revenue and cost was $2.1 million and $280,000, respectively. As of January 31, 2014, the extended warranty deferred revenue and cost was $2.0 million and $287,000, respectively.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of July 31, 2014, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company (except for $1.0 million for an arbitration proceeding related to a contractual dispute), as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(income in thousands)
Numerator:
Net income	$9,307	$268,938	$17,431	$258,619
Interest on dilutive notes, net of tax	1,238	1,252	2,476	2,504
Net income for purpose of computing net income per diluted share	10,545	270,190	19,907	261,123
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	110,036,235	118,601,346	111,708,956	119,990,949
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	3,750,747	3,929,160	4,362,119	4,590,067
Convertible senior notes	15,462,193	15,462,193	15,462,193	15,462,193
Denominator for diluted net income per common share	129,249,175	137,992,699	131,533,268	140,043,209
Basic net income per common share	$0.08	$2.27	$0.16	$2.16
Diluted net income per common share	$0.08	$1.96	$0.15	$1.86
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three and six months ended July 31, 2014 and 2013 do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Unvested restricted stock	3,998	83,340	2,281	—
Options to purchase common stock	356,675	739,358	403,979	716,601
Potential shares to be issued from employee stock purchase plan	—	—	—	—
Convertible senior notes	—	—	—	—
Total	360,673	822,698	406,260	716,601
8. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2014 and 2013 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands)
Cost of service revenues	$477	$536	$903	$932
Cost of technology revenues	297	693	602	955
Cost of hardware revenues	57	74	138	157
Research and development	3,040	3,508	6,028	6,420
Sales and marketing	1,245	1,524	2,559	2,609
General and administrative	3,606	4,129	6,801	6,537
Stock-based compensation before income taxes	$8,722	$10,464	$17,031	$17,610
Income tax benefit	(2,316)	(2,302)	(4,275)	(3,792)
Total stock-based compensation	$6,406	$8,162	$12,756	$13,818
9. ACQUISITIONS
On February 14, 2014, the Company completed its acquisition of Digitalsmiths Corporation, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 29, 2014 for $133.3 million in cash. Digitalsmiths Corporation was a privately-held cloud-based content discovery and recommendation service company headquartered in Durham, North Carolina. The acquisition of Digitalsmiths accelerates TiVo's evolution to a device and user interface cloud-based Software-as-a-Service company. Digitalsmiths' results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning February 14, 2014. A total of $756,000 of acquisition costs were expensed as incurred of which $709,000 were expensed in fiscal year 2014 and the remainder during the six months ended July 31, 2014. During the three months ended July 31, 2014, we accrued an incremental $139,000 related to commission liabilities. This incremental accrual increased our accrued liabilities and our goodwill as of July 31, 2014.
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

Digitalsmiths
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$4,882
Accounts receivable	3,243
Other current assets	3,201
Deferred tax assets, current	3,831
Fixed assets	143
Total Assets	$15,300

Liabilities:
Accounts payable	$(1,266)
Other current liabilities	(8,572)
Deferred revenue	(970)
Deferred tax liability, long term	(9,985)
Other long-term liabilities	(1,012)
Total Liabilities	$(21,805)

Intangibles	52,700
Goodwill	87,074
Total purchase consideration	$133,269
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	6	$14,100
Customer relationships	10	$37,000
Trade name	6	$1,400
In process research and development	N/A	$200
Total identifiable intangible assets		$52,700
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
Goodwill
The goodwill amount of $87.1 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies, and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.
10. INCOME TAX
The Company recorded income tax expense of $7.3 million and $13.7 million, respectively for the three months and six months ended July 31, 2014 as compared to an income tax benefit of $167.0 million and $166.9 million, respectively for the same prior year periods. The effective tax rate for the three and six months ended July 31, 2014 was 44%. The effective tax rate for the three and six months ended July 31, 2013 was (164)% and (182)%, respectively.
The provision for income taxes for the three and six months ended July 31, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation, and state taxes. The higher effective tax rate for the three and six months ended July 31, 2014, compared to the same periods in fiscal year 2014, is primarily attributable to the release of Company’s valuation allowance on its deferred tax assets as of July 31, 2013. .
As of July 31, 2014, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized. Income tax benefits attributable to the exercise of employee stock options of $5.0 million and $9.9 million during the three and six months ended July 31, 2014, respectively were recorded directly to “Additional paid-in capital” on the unaudited Condensed Consolidated Balance Sheets.

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
Company Overview
We are a global leader in next-generation television software services and innovative cloud-based Software-as-a-Service solutions that enable viewers to consume content across all screens in-home and outside-of-the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, on-demand, and over-the-top (e.g. NetFlix, Hulu, YouTube) television into one intuitive user interface with simple universal search, discovery, viewing and recording from any device, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to mobile and tablet iOS devices (with Android devices coming in the future) through features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of July 31, 2014, there were approximately 4.8 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through consumer electronics retailers and through our on-line store at TiVo.com. Additionally, in our MSO business, we generate service, and, in some cases hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
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
We are focused on enhancing long-term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On August 26, 2014, we announced that our board of directors had authorized a new $350 million share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program expires on January 31, 2017, with $100 million in initial share repurchases under this new program intended to be completed in the fiscal year ending January, 31, 2015. As of July 31, 2014 we had purchased a total of 17,939,094 shares of common stock under the prior program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million.
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
Executive Overview
Fiscal year 2015
In the fiscal year ending January 31, 2015, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution relationships both in the U.S. and internationally as well as our TiVo-Owned direct and retail sales with the roll out of new products, such as our TiVo Roamio product line (an all-in-one approach to live, recorded, on demand, and over-the-top television). We expect to further grow our MSO subscription base during the fiscal year ending January 31, 2015. However, we expect that net subscription growth in our installed base of MSO subscriptions will likely be slightly offset by further declines in our net TiVo-Owned subscriptions.
•We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers to increase our MSO service revenues in the long term. As a result, we expect MSO hardware revenues and margins to likely decline in future quarters as U.S. MSO customers transition to third-party hardware such as Pace and other products which can support our TiVo service. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
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
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2015 to continue to be significant but to be at lower levels than the fiscal year ended January 31, 2014 as we continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, out-of-home and expanded multi-room streaming capabilities, data analytics, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. However, we expect our litigation expenses to be significantly lower during the fiscal year ending January 31, 2015 as we have no material ongoing patent enforcement actions.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of July 31, 2014 we had deferred costs of approximately $22.6 million related to development work, largely related to Com Hem, ONO, and Charter Communications Operating, LLC (Charter). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs must be reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions and Households. Management reviews these metrics, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscription lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscription lines refer to subscriptions sold to consumers by MSOs such as Com Hem, ONO, RCN, Suddenlink, Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active lifetime subscriptions, and percent of TiVo-Owned

Subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
TiVo-Owned Gross Additions:	27	32	49	33	20	24	35	30
Net Additions/(Losses):
TiVo-Owned	(20)	(9)	6	(21)	(26)	(22)	(13)	(15)
MSOs	283	341	313	295	238	277	222	240
Total Net Additions/(Losses)	263	332	319	274	212	255	209	225
Cumulative Subscriptions:
TiVo-Owned	937	957	966	960	981	1,007	1,029	1,042
MSOs	3,867	3,584	3,243	2,930	2,635	2,397	2,120	1,898
Total Cumulative Subscriptions	4,804	4,541	4,209	3,890	3,616	3,404	3,149	2,940
Average Subscriptions:
TiVo-Owned Average Subscriptions	946	961	962	974	994	1,018	1,035	1,050
MSO Average Subscriptions	3,727	3,420	3,072	2,775	2,514	2,261	2,011	1,771
Total Average Subscriptions:	4,673	4,381	4,034	3,749	3,508	3,279	3,046	2,821
Total MSO Households	3,391	3,172	2,912	2,664	2,410	2,222	1,980	1,782
MSO Average Households	3,283	3,036	2,785	2,535	2,318	2,104	1,884	1,668
TiVo-Owned Fully Amortized Active Lifetime Subscriptions	159	161	171	169	176	181	194	208
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	49%	50%	50%	51%	52%	52%	53%	54%
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
TiVo-Owned Subscriptions declined by 20,000 subscriptions during the three months ended July 31, 2014, as compared to a decrease of 26,000 in the same prior year period. The improvement in net TiVo-Owned Subscription losses of 6,000 subscriptions was largely related to increased gross subscription additions. The TiVo-Owned installed subscription base decreased to 937,000 subscriptions as of July 31, 2014 as compared to 981,000 as of July 31, 2013. We believe the year over year decrease in total TiVo-Owned Subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies as we continued to have fewer TiVo-Owned Subscription gross additions than TiVo-Owned Subscription cancellations.
Our MSO installed subscription base increased by 283,000 subscriptions during the three months ended July 31, 2014, to approximately 3.9 million subscriptions as of July 31, 2014. The increase in cumulative MSO Subscriptions of 1.2 million subscriptions as of July 31, 2013 is due to subscription growth from a variety of partners including Com Hem, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is largely related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributer. We expect continued growth in our MSO installed subscription base through continued growth from existing distribition and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
Average TiVo-Owned subscriptions	946	961	962	974	994	1,018	1,035	1,050
TiVo-Owned subscription cancellations	(47)	(41)	(43)	(54)	(46)	(46)	(48)	(45)
TiVo-Owned Churn Rate per month	(1.6)%	(1.4)%	(1.5)%	(1.8)%	(1.5)%	(1.5)%	(1.5)%	(1.4)%
TiVo-Owned Churn Rate per month was 1.6% and 1.5% for the quarters ended July 31, 2014 and 2013, respectively. The increase in our Churn Rate per month is a result of slightly higher number of subscription cancellations combined with a lower average TiVo-Owned subscription base, as compared to the same prior year period. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,212	$1,505	$6,038	$2,628	$1,996	$1,859	$3,471	$1,560
Hardware revenues	(25,232)	(21,058)	(22,301)	(35,597)	(23,104)	(20,786)	(23,129)	(21,072)
Less: MSOs-related hardware revenues	20,234	15,896	12,634	25,759	20,103	16,002	16,834	13,051
Cost of hardware revenues	22,524	19,764	23,163	33,017	21,957	18,496	21,847	23,434
Less: MSOs-related cost of hardware revenues	(14,805)	(11,961)	(9,650)	(20,530)	(15,384)	(11,079)	(11,036)	(11,841)
Total Acquisition Costs	$3,933	$4,146	$9,884	$5,277	$5,568	$4,492	$7,987	$5,132
TiVo-Owned Subscription Gross Additions	27	32	49	33	20	24	35	30
Subscription Acquisition Costs (SAC)	$146	$130	$202	$160	$278	$187	$228	$171

	Twelve Months Ended
	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$11,383	$12,167	$12,521	$9,954	$8,886	$9,262	$8,660	$6,509
Hardware revenues	(104,188)	(102,060)	(101,788)	(102,616)	(88,091)	(76,116)	(68,591)	(61,890)
Less: MSOs-related hardware revenues	74,523	74,392	74,498	78,698	65,990	52,583	45,849	40,656
Cost of hardware revenues	98,468	97,901	96,633	95,317	85,734	78,208	78,183	76,704
Less: MSOs-related cost of hardware revenues	(56,946)	(57,525)	(56,643)	(58,029)	(49,340)	(39,355)	(38,435)	(36,811)
Total Acquisition Costs	$23,240	$24,875	$25,221	$23,324	$23,179	$24,582	$25,666	$25,168
TiVo-Owned Subscription Gross Additions	141	134	126	112	109	117	117	114
Subscription Acquisition Costs (SAC)	$165	$186	$200	$208	$213	$210	$219	$221
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
During the three months ended July 31, 2014, our total acquisition costs were $3.9 million, a decrease of $1.6 million, as compared to the same prior year period. This decrease was primarily due to decreased sales and marketing subscription acquisition costs of $784,000. This decreases in sales and marketing subscription acquisition costs was the result of significant promotions in the prior year period that were not present in the current period. Also reducing the total acquisition costs was the decrease in the hardware gross margin loss of $851,000 which is a result of the better margins attained on our current product offerings.
During the three months ended July 31, 2014 our SAC decreased by $132 to $146 from $278 in the same prior year period. This decrease in SAC was largely a result of the decreased total acquisition costs combined with the increased subscription gross additions for the three months ended July 31, 2014 as compared to the same prior year period.
During the twelve months ended July 31, 2014 our total acquisition costs were $23.2 million, an increase of $61,000 compared to the same prior year period. This increase was largely related to a decrease in the hardware gross margin loss of $2.4 million offset by an increase in TiVo's sales and marketing, subscription acquisition costs of $2.5 million, as compared to the same prior year period. The lower hardware gross margin loss was largely driven by increased hardware unit sales with improved economic margins on the Roamio DVRs.
The decrease in SAC of $48 for the twelve months ended July 31, 2014 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.

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

	Three Months Ended
Service Revenues	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
	(in thousands)
TiVo-Owned-related service revenues	$22,388	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116	$25,412
MSOs'-related service revenues	10,328	9,950	10,498	7,734	7,555	7,279	7,429	6,767
Media services and other service revenues	4,193	3,435	2,844	2,330	3,255	2,503	3,029	3,049
Total Service Revenues	$36,909	$35,895	$36,317	$33,526	$34,930	$34,062	$35,574	$35,228
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$22,388	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116	$25,412
Average TiVo-Owned revenues per month	7,463	7,503	7,658	7,821	8,040	8,093	8,372	8,471
Average TiVo-Owned subscriptions per month	946	961	962	974	994	1,018	1,035	1,050
TiVo-Owned ARPU per month	$7.89	$7.81	$7.96	$8.03	$8.09	$7.95	$8.09	$8.07
The decrease in TiVo-Owned ARPU per month for the three months ended July 31, 2014 as compared to the same prior year period was due primarily to a percentage increase in sales of service for TiVo Mini, which typically has a lower monthly fee or amortized payments than for DVRs.
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
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations
Net Revenues.
Our net revenues for the three and six months ended July 31, 2014 and 2013 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
	(In thousands, except percentages)
Service revenues	$36,909	33%	$34,930	35%	$72,804	33%	$68,992	38%
Technology revenues	49,717	44%	$42,056	42%	$99,823	46%	$69,781	38%
Hardware revenues	25,232	23%	$23,104	23%	$46,290	21%	$43,890	24%
Net revenues	$111,858	100%	$100,090	100%	$218,917	100%	$182,663	100%
Change from same prior year period	12%		53%		20%		37%
Service Revenues. The increase in Service revenues of $2.0 million and $3.8 million for the three and six months ended July 31, 2014, as compared to the same prior year periods was related to an increase in MSO-related service revenues of $2.8 million and $5.4 million, respectively due to the increased subscription base. This increase was combined with an increase in Media service and other revenues of $938,000 and $1.9 million, respectively, largely related to the acquisition of Digitalsmiths. These increases were partially offset by decreases in TiVo-Owned subscription revenues of $1.7 million and $3.5 million, respectively.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2014 increased by $7.7 million and $30.0 million, respectively, as compared to the same prior year periods primarily due to the settlement and license agreements with Verizon and Google/Motorola Mobility and Cisco, additional licensing revenues in excess of contractual minimums, and to a lesser extent the timing of revenue recognition related to various technology related projects.
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through July 31, 2014 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
Six month period from February 1, 2014 to July 31, 2014	84,740	58,456
Total	$333,388	$727,216
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2015 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(in thousands)
Six month period from August 1, 2014 to January 31, 2015	$84,902	$25,123
Fiscal Year Ending January 31,
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$700,827	$306,999
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and six months ended July 31, 2014 increased by $2.1 million and $2.4 million, respectively as compared to the same prior year periods. While the majority of our hardware revenues related to our MSO business, the increases in net hardware revenues during the three and six months ended July 31, 2014 were largely related to the increased number of hardware units sold in our consumer business.
Cost of service revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of service revenues	$13,750	$11,408	$27,600	$22,213
Change from same prior year period	21%	29%	24%	29%
Percentage of service revenues	37%	33%	38%	32%
Service gross margin	$23,159	$23,522	$45,204	$46,779
Service gross margin as a percentage of service revenues	63%	67%	62%	68%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service revenues increased by $2.3 million and $5.4 million for the three and six months ended July 31, 2014, as compared to the same prior year periods. These increases were largely comprised of headcount related costs and amortization of developed technology, a portion of which is associated with the acquisition of Digitalsmiths.

Service gross margin as a percent of service revenues decline by 4% and 6% for the three and six months ended July 31, 2014, respectively. These declines are largely related to the Digitalsmiths revenues which currently provide little to no gross margins.

Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of technology revenues	$5,669	$11,867	$10,213	$15,578
Change from same prior year period	(52)%	213%	(34)%	55%
Percentage of technology revenues	11%	28%	10%	22%
Technology gross margin	$44,048	$30,189	$89,610	$54,203
Technology gross margin as a percentage of technology revenues	89%	72%	90%	78%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues decreased by $6.2 million and $5.4 million, respectively for the three and six months ended July 31, 2014, as compared to the same prior year periods. This decrease in cost of technology revenues for the three and six months ended July 31, 2014 was related primarily to the lower number of ongoing technology projects and the timing of recognition of revenues for those projects during the period. The three and six months ended July 31, 2013 included $6.9 million of costs associated with the completion of our ONO development work during the prior year periods.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $22.6 million related to development work, largely related to Com Hem, ONO, and Charter and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at July 31, 2014. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of hardware revenues	$22,524	$21,957	$42,288	$40,453
Change from same prior year period	3%	52%	5%	23%
Percentage of hardware revenues	89%	95%	91%	92%
Hardware gross margin	$2,708	$1,147	$4,002	$3,437
Hardware gross margin as a percentage of hardware revenue	11%	5%	9%	8%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs and non-DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer business. Our cost of hardware revenues for the three and six months ended July 31, 2014 increased as compared to the same prior year periods as we sold more units into both our MSO and Consumer channels as compared to the same prior year periods.
Hardware gross margin for the three and six months ended July 31, 2014 increased by $1.6 million and $600,000, respectively as compared to the same prior year periods largely due to mix units sold and the channel in which they were sold during the period as compared to the same prior year periods.
Our MSO partner margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace DVR and non-DVR product.

Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Research and development expenses	$25,051	$26,305	$51,398	$52,767
Change from same prior year period	(5)%	(11)%	(3)%	(12)%
Percentage of net revenues	22%	26%	23%	29%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Our research and development expenses decreased by $1.3 million and $1.4 million for the three and six months ended July 31, 2014 as compared to the same prior year period. These decreases were largely related to decreased headcount and headcount related costs. We expect our annual research and development spending in fiscal year 2015 to continue to be significant but to be at lower levels than the fiscal year 2014.
Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Sales and marketing expenses	$10,284	$9,069	$20,599	$17,576
Change from same prior year period	13%	25%	17%	31%
Percentage of net revenues	9%	9%	9%	10%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses and amortization of acquired intangibles. Sales and marketing expenses for the three and six months ended July 31, 2014 increased by $1.2 million and $3.0 million as compared to the same prior year periods. These increases are largely related our acquisition of Digitalsmiths. Amortization of acquired customer relationship intangibles was $1.0 million and $1.9 million for the three and six months ended July 31, 2014, respectively, as compared to $117,000 and $235,000, respectively for the same prior year periods.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,212	$1,996	$2,717	$3,855
Change from same prior year period	(39)%	(16)%	(30)%	6%
Percentage of net revenues	1%	2%	1%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three and six months ended July 31, 2014 decreased by $784,000 and

$1.1 million, respectively, as compared to the same prior year periods due to decreased advertising spending during the current periods.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
General and administrative	$15,760	$23,225	$31,114	$45,011
Change from same prior year period	(32)%	(9)%	(31)%	8%
Percentage of net revenues	14%	23%	14%	25%
Litigation expense (included in total general and administrative costs above)	$1,235	$10,667	$2,310	$21,545
Change from same prior year period	(88)%	(16)%	(89)%	19%
Percentage of net revenues	1%	11%	1%	12%
General and administrative, net of litigation expense	$14,525	$12,558	$28,804	$23,466
Change from same prior year period	16%	(1)%	23%	—%
Percentage of net revenues	13%	13%	13%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three and six months ended July 31, 2014, general and administrative expenses decreased by $7.5 million and $13.9 million, respectively, as compared to the same prior year periods. These decreases for the three and six months ended July 31, 2014 were primarily related to decreased legal fees of $9.4 million and $19.2 million, respectively, and were associated with litigation expenses related to our patent enforcement cases. These were offset by increases in G&A expenses, net of litigation, in the amount of $2.0 million and $5.3 during the three and six months ended July 31, 2014 as compared to the same prior year periods. These increases were related largely to headcount related expenses.
Interest income. Interest income for the three and six months ended July 31, 2014 decreased by $535,000 and $214,000, respectively as compared to the same prior year periods. During the three and six months ended July 31, 2013 interest income included $752,000 of interest related our settlement of Google/Motorola Mobility settlement and the interest associated with their past infringement. These decreases were offset by interest that was largely attributed to a higher average cash and short-term investment balance held during the three and six months ended July 31, 2014 as compared to the same prior year periods.
Interest expense and other. Interest expense and other income for the three and six months ended July 31, 2014 was relatively flat as compared to the same prior year periods and consists primarily of interest expense associated with our convertible senior notes.
Benefit (provision) for income taxes.

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Benefit (provision) for income taxes	(7,299)	167,039	(13,723)	166,924
Effective tax rate	44%	(164)%	44%	(182)%
The provision for income taxes for the three and six months ended July 31, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation and state taxes.
The provision for income taxes for the three and six months ended July 31, 2013 differs from the U.S. statutory tax rate of 35% primarily due a release of valuation allowance against our deferred tax assets.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2014, we had over $782.6 million of cash, cash equivalents, and short-term investments. We also have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016. The notes are unsecured senior obligations of the Company and the Company may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$14,100	496,462
Net cash used in investing activities	$(58,133)	$(119,379)
Net cash used in financing activities	$(96,053)	$(82,773)
Net Cash Provided by Operating Activities
During the six months ended July 31, 2014 our net cash provided by operating activities was $14.1 million as compared to net cash provided of $496.5 million during the same prior year period. This decrease of $482.4 million in operating cash flow as compared to the same prior year period was largely related our settlement with Google/Motorola Mobility that occurred during the six months ended July 31, 2013. During the six months ended July 31, 2014 we had no such similar transaction.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended July 31, 2014 was approximately $58.1 million as and was largely related to usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $72.8 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $2.5 million which is used to support our business.
Net cash used in investing activities for the six months ended July 31, 2013 was approximately $119.4 million and was largely related to TiVo's cash management process, and the purchase and sales of short-term investments resulting in a net decrease of cash and cash equivalents of $116.3 (this resulted in a corresponding increase in short-term investments of $116.3 million). Additionally we acquired property and equipment of $3.1 million which was used to support our business.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended July 31, 2014 was approximately $96.1 million as compared to net used in financing activities of $82.8 million for the same prior year period.
For the six months ended July 31, 2014 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $110.8 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $3.6 million combined with proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.6 million.
For the six months ended July 31, 2013 the principal uses of cash for financing activities were related to repurchase of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $91.1 million offset by the issuance of common stock upon exercise of stock options which generated $4.0 million combined with the issuance of common stock pursuant to the employee stock purchase plan of $3.8 million.
Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of July 31, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015.
On August 26, 2014, we announced our board of directors had authorized a new $350 million discretionary share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program will expire on January 31, 2017, with an initial $100 million in share repurchases intended to be completed by the end of the fiscal year ending January 31, 2015.
Universal Shelf Registration Statement. We are a well known seasoned issuer and are eligible to file a registration statement on Form S-3 which would be immediately effective upon filing with the SEC under which we may issue an unlimited amount of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under future registration statements or in private offerings exempt from registration requirements.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations	13,704	6,900	6,804	—	—
Operating leases	8,448	3,752	4,696	—	—
Purchase obligations	30,320	30,320	—	—	—
Total contractual cash obligations	$224,972	$40,972	$184,000	$—	$—
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2014.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2014 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2014 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2014, and subsequent reports on Form 10-Q and Form 8-K.
Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our MSO and retail customers, delay our ability to recognize revenue, compromise the integrity of our products and services, result in significant data losses and the theft of our intellectual property, damage our reputation, result in the breach and termination of our agreements with our MSO customers, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to the provision of the TiVo service to our MSO and retail customers to our marketing and sales efforts as well as communications with our MSO and retail customers and business partners. Computer programmers have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruption of our ability to provide the TiVo service to our MSO and retail customers and disrupt our back-end IT services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software, services, and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems, that could unexpectedly interfere with the operation of such systems, services and technologies. We have also outsourced a number of our business functions, including manufacturing, software development, and other activities, to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, and third party manufacturers and licensees to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	sensitive data regarding our business and our customers’ businesses, including intellectual property and other proprietary data, could be stolen;

•
our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;

•	our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•
defects and security vulnerabilities could be exploited or introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and

•	personally identifiable data of our customers, employees and business partners could be stolen or lost.
Should any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles ("GAAP") is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.
The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Securities Exchange Commission and the Financial Accounting Standards Board (the "FASB") have focused on the integrity of financial reporting generally. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us in the first quarter of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method.

We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in exclusion of certain future licensing revenues in the statement of operations after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income.
While we believe that our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, we cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward. In addition, were we to change our critical accounting estimates, including the timing of recognition of revenue from our product lifetime subscriptions and other revenue sources, our results of operations could be significantly impacted.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
May 1, 2014 through May 31, 2014	2,506	(1)	$11.75	—	$85,787,006
June 1, 2014 through June 30, 2014	2,560	(2)	$12.39	—	$85,787,006
July 1, 2014 through July 31, 2014	8,586	(3)	$13.07	—	$85,787,006
(1) During the month of May 2014 TiVo acquired 2,506 shares at a weighted average price of $11.75 from employees upon the vesting of restricted stock.
(2) During the month of June 2014 TiVo acquired 2,560 shares at a weighted average price of $12.39 from employees upon the vesting of restricted stock.
(3) During the month of July 2014 TiVo acquired 8,586 shares at a weighted average price of $13.07 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of July 31, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015. On August 26, 2014, we announced our board of directors had authorized a new $350 million discretionary share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program will expire on January 31, 2017, with an initial $100 million in share repurchases intended to be completed by the end of the fiscal year ending January 31, 2015.

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

10.1	Eight Amendment to Lease Agreement, dated June 17, 2014, between TiVo Inc. and ECI Four Gold Street, LLC (filed herewith).
10.2
Notice by DIRECTV to Extend the Amended and Restated Development Agreement between TiVo Inc. and DIRECTV, LLC (formerly DIRECTV, Inc.) dated July 28, 2014 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2014).

10.3	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan (filed herewith).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 4, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated September 4, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 4, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated September 4, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	9/2/2014	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	9/2/2014	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	9/2/2014	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)