Form 10-Q
period 2014-10-31
TIVO INC
filed 2014-12-04
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 102,570,084 as of November 30, 2014.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2014

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

•
our expectations regarding future growth in subscriptions to the TiVo service and TiVo-Owned ARPUs, including future increases in the number of television service operator (MSO) Subscriptions and households through international expansion and the possibility of future decreases in the TiVo-Owned Subscription base as well as future changes in our TiVo-Owned ARPU or fees paid by MSOs, including decreases in TiVo-Owned ARPUs as a result of increased sales of non-DVR devices such as TiVo Mini which have lower product lifetime service fee than for DVRs;

•	our expectations regarding the success of our recently launched TiVo OTA retail product;

•	our expectations regarding future media services and other revenues;

•	our future service and hardware revenues from TiVo-Owned Subscriptions and future service, technology, and hardware revenues from MSOs;

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

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value; and

•	our expectations of growth from our acquisition of Digitalsmiths Corporation ("Digitalsmiths").
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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2014	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,208	$253,713
Short-term investments	707,166	748,759
Accounts receivable, net of allowance for doubtful accounts of $464 and $429, respectively	42,339	35,151
Inventories	16,878	22,316
Deferred cost of technology revenues, current	4,777	9,103
Deferred tax asset, current	122,993	113,621
Prepaid expenses and other, current	14,698	10,922
Total current assets	1,057,059	1,193,585
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $50,547 and $52,819, respectively	11,116	10,687
Developed technology and intangible assets, net of accumulated amortization of $29,166 and $23,059, respectively	53,921	7,328
Deferred cost of technology revenues, long-term	16,144	18,108
Deferred tax asset, long-term	48,189	57,492
Goodwill	99,364	12,266
Prepaid expenses and other, long-term	7,837	2,325
Total long-term assets	236,571	108,206
Total assets	$1,293,630	$1,301,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$27,804	$22,918
Accrued liabilities	46,935	50,204
Deferred revenue, current	173,845	174,739
Total current liabilities	248,584	247,861
LONG-TERM LIABILITIES
Deferred revenue, long-term	282,484	331,534
Convertible senior notes	351,035	172,500
Other long-term liabilities	4,994	811
Total long-term liabilities	638,513	504,845
Total liabilities	887,097	752,706
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 138,010,253 and 134,588,456, respectively, and outstanding shares are 105,410,103 and 120,617,939, respectively	138	134
Treasury stock, at cost: 32,600,150 and 13,970,517 shares, respectively	(397,311)	(154,071)
Additional paid-in capital	1,190,483	1,112,957
Accumulated deficit	(386,736)	(410,512)
Accumulated other comprehensive income (loss)	(41)	577
Total stockholders’ equity	406,533	549,085
Total liabilities and stockholders’ equity	$1,293,630	$1,301,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months ended October 31,
	2014	2013	2014	2013
Revenues
Service revenues	$36,705	$33,526	$109,509	$102,518
Technology revenues	51,359	48,133	151,182	117,914
Hardware revenues	30,366	35,597	76,656	79,487
Net revenues	118,430	117,256	337,347	299,919
Cost of revenues
Cost of service revenues	14,970	11,233	42,570	33,446
Cost of technology revenues	6,567	5,612	16,780	21,190
Cost of hardware revenues	28,176	33,017	70,464	73,470
Total cost of revenues	49,713	49,862	129,814	128,106
Gross margin	68,717	67,394	207,533	171,813
Research and development	25,546	27,242	76,944	80,009
Sales and marketing	10,544	10,189	31,143	27,765
Sales and marketing, subscription acquisition costs	2,734	2,628	5,451	6,483
General and administrative	14,292	15,839	45,406	60,850
Litigation proceeds	—	—	—	(108,102)
Total operating expenses	53,116	55,898	158,944	67,005
Income from operations	15,601	11,496	48,589	104,808
Interest income	1,070	1,133	3,178	3,455
Interest expense and other expense, net	(3,197)	(2,165)	(7,139)	(6,104)
Income before income taxes	13,474	10,464	44,628	102,159
Benefit (provision) for income taxes	(7,129)	2,023	(20,852)	168,947
Net income	$6,345	$12,487	$23,776	$271,106

Net income per common share
Basic	$0.06	$0.11	$0.22	$2.28
Diluted	$0.06	$0.10	$0.21	$1.98

Income for purposes of computing net income per share:
Basic	$6,345	$12,487	$23,776	$271,106
Diluted	$6,345	$13,739	$27,530	$274,863

Weighted average common and common equivalent shares:
Basic	107,497,734	116,760,061	110,303,789	118,913,986
Diluted	111,870,407	136,736,001	130,278,425	139,124,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months ended October 31,
	2014	2013	2014	2013

Net income	$6,345	$12,487	$23,776	$271,106
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	(205)	366	(618)	222
Total comprehensive income, net of tax	$6,140	$12,853	$23,158	$271,328
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,776	$271,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	10,270	7,778
Stock-based compensation expense	25,577	27,453
Amortization of discounts and premiums on investments	8,204	5,591
Deferred income taxes	(2,131)	(171,764)
Amortization of debt issuance costs and debt discount	1,439	721
Excess tax benefits from employee stock-based compensation	(12,289)	(515)
Allowance for doubtful accounts	183	199
Changes in assets and liabilities:
Accounts receivable	(4,128)	1,965
Inventories	5,438	(4,014)
Deferred cost of technology revenues	5,975	1,499
Prepaid expenses and other	(761)	(3,049)
Accounts payable	3,604	8,961
Accrued liabilities	2,994	(2,307)
Deferred revenue	(50,914)	354,577
Other long-term liabilities	(239)	(121)
Net cash provided by operating activities	$16,998	$498,080
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(608,052)	(747,404)
Sales or maturities of short-term investments	639,635	378,095
Acquisition of business, net of cash acquired	(128,387)	—
Acquisition of property and equipment	(4,668)	(5,406)
Net cash used in investing activities	$(101,472)	$(374,715)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	4,886	6,783
Proceeds from issuance of common stock related to employee stock purchase plan	3,649	3,791
Excess tax benefits from employee stock-based compensation	12,289	515
Proceeds from issuance of convertible senior notes, net of issuance costs	224,537	—
Proceeds from issuance of common stock warrants	30,167	—
Purchase of convertible note hedges	(54,018)	—
Treasury stock - repurchase of stock	(242,541)	(95,299)
Net cash used in financing activities	$(21,031)	$(84,210)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(105,505)	$39,155
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	253,713	157,104
Balance at end of period	$148,208	$196,259
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2014 and January 31, 2014 and the results of operations and the statement of other comprehensive income for the three and nine months ended October 31, 2014 and 2013 and condensed consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2014. Operating results for the three and nine months ended October 31, 2014 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2015 or any other periods.
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
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)
Cash and cash equivalents:
Cash	$7,573	$16,718
Cash equivalents:
Commercial paper	90,907	72,268
Certificates of deposit	2,000	—
Money market funds	47,728	164,727
Total cash and cash equivalents	$148,208	$253,713
Marketable securities:
Certificates of deposit	$23,400	$11,424
Commercial paper	109,778	176,205
Corporate debt securities	532,379	492,765
Foreign government securities	10,855	—
U.S. Treasury securities	—	20,024
Variable-rate demand notes	285	350
Asset and mortgage-backed securities	30,469	43,111
Municipal bonds	—	4,880
Current marketable debt securities	$707,166	$748,759
Other investment securities:
Other investment securities - cost method	$250	$250
Total other investment securities	$250	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$855,624	$1,002,722
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	October 31, 2014	January 31, 2014
	(in thousands)
Due within 1 year	$519,391	$662,299
Due within 1 year through 5 years	187,490	86,110
Due after 10 years	285	350
Total	$707,166	$748,759
Unrealized Gains (Losses) on Marketable Investment Securities
The following tables summarize unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of October 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$23,400	$—	$—	$23,400
Commercial paper	109,725	53	—	109,778
Corporate debt securities	532,496	127	(244)	532,379
Foreign government securities	10,860	1	(6)	10,855
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	30,467	2	—	30,469
Total	$707,233	$183	$(250)	$707,166

	As of January 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$11,424	$—	$—	$11,424
Commercial paper	176,120	85	—	176,205
Corporate debt securities	492,295	532	(62)	492,765
U.S. Treasury securities	20,023	1	—	20,024
Variable-rate demand notes	350	—	—	350
Asset and mortgage-backed securities	43,105	10	(4)	43,111
Municipal bonds	4,875	5	—	4,880
Total	$748,192	$633	$(66)	$748,759
None of these investments were in a loss position for greater than twelve months as of October 31, 2014 and January 31, 2014.
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at October 31, 2014 and January 31, 2014 was $172.5 million (for both periods) and the fair value was $220.3 million and $228.5 million, based on the note's quoted market price as of October 31, 2014 and January 31, 2014, respectively. The carrying value of the 2.0% Notes due 2021 at October 31, 2014 was $178.5 million and the fair value was $224.9 million, based on the note's quoted market price as of October 31, 2014.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of October 31, 2014 and

January 31, 2014:

	As of October 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$90,907	$—	$90,907	$—
Certificates of deposit	2,000	—	2,000	—
Money market funds	47,728	47,728	—	—
Short-term investments:
Certificates of deposit	23,400	—	23,400	—
Commercial paper	109,778	—	109,778	—
Corporate debt securities	532,379	—	532,379	—
Foreign government securities	10,855	—	10,855	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	30,469	—	30,469	—
Total	$847,801	$47,728	$800,073	$—
	As of January 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$72,268	$—	$72,268	$—
Money market funds	164,727	164,727	—	—
Short-term investments:
Certificates of deposit	11,424	—	11,424	—
Commercial paper	176,205	—	176,205	—
Corporate debt securities	492,765	—	492,765	—
U.S. Treasury securities	20,024	20,024	—	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	43,111	—	43,111	—
Municipal bonds	4,880	—	4,880	—
Total	$985,754	$184,751	$801,003	$—

Level 1 Measurements
TiVo's cash equivalents held in money market funds and investments in U.S. treasury securities are measured at fair value using Level 1 inputs.
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
Level 3 Measurements
As of October 31, 2014, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of October 31, 2014 and January 31, 2014. No events or circumstances indicating a potential impairment were identified as of as of October 31, 2014.
5. INVENTORY
Inventory was as follows:

	As of
	October 31, 2014	January 31, 2014
	( in thousands)
Raw Materials	$1,180	$1,858
Finished Goods	15,698	20,458
Total Inventory	$16,878	$22,316
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a charge. As of October 31, 2014 and January 31, 2014, the accrued warranty reserve was $563,000 and $621,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with sale of these extended warranties over the second and third year of the warranty period. As of October 31, 2014, the extended warranty deferred revenue and cost was $2.1 million and $275,000, respectively. As of January 31, 2014, the extended warranty deferred revenue and cost was $2.0 million and $287,000, respectively.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. The Company expenses legal costs as they are incurred.
As of October 31, 2014, the Company has accrued $1.0 million for an arbitration proceeding related to a contractual dispute.
On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo in July 2012) in the United States District Court for the Southern District of New York alleging non-infringement of United States Patent No. 7,729,940 entitled “Analyzing Return on Investment of Advertising Campaigns by Matching Multiple Data Sources” (the “940 Patent”) and its affiliate Cavendish Square Holding B.V. brought a claim for breach of contract of a Voting Agreement. On June 6, 2012 TRA filed an amended answer and counterclaims alleging affirmative defenses and counterclaims alleging infringement by Kantar of the 940 Patent as well as United States Patent No. 8,000,993 entitled “Using Consumer Purchase Behavior For Television Targeting” (the “993 Patent”) and United States Patent No. 8,112,301 with the same title at the 993 Patent. TRA also asserted counterclaims for aiding and abetting breach of fiduciary duty, misappropriation of trade secrets, and breach of contract. On October 3, 2013, the court granted summary judgment to Kantar on all patent and trade secret issues but denied summary judgment on TRA’s claims for breach of contract and aiding and abetting breach of fiduciary duties. The Company is currently appealing this grant of summary judgment to Kantar.
On November 4, 2014, the District Court granted Kantar’s motion for attorneys fees and expenses directly related to certain arguments advanced by TRA that the Court identified in its order. Kantar is required to submit its request for fees and non-taxable expenses by December 5, 2014. The Company intends to appeal this order and believes it has strong arguments for reversal. However, in the case of adverse outcome, the Company believes the range of a reasonably possible loss is approximately $1.0 million to $3.5 million and in accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrued $1.0 million relating to this matter.
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	October 31, 2014	January 31, 2014
	( in thousands)
4.0% Notes due 2016	$172,500	$172,500
2.0% Notes due 2021	230,000	—
Less: Unamortized debt discount	(51,465)	—
Net carrying amount of 2.0% Notes due 2021	178,535	—
Total convertible debt	351,035	172,500
Less: Convertible short-term debt	—	—
Convertible long-term debt	$351,035	$172,500
4.0% Convertible Notes Due 2016: In March 2011, the Company issued and sold $172.5 million aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2016 at par. The 4.0% Notes due 2016 may be converted under certain circumstances described below, based on an initial conversion rate of 89.6359 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $11.16 per share). The net proceeds to the Company from the sale of the 4.0% Notes due 2016 were approximately $166.1 million. The notes do not have cash settlement provisions.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In Thousands)
Contractual interest coupon	$1,725	$1,725	$5,175	$5,175
Amortization of debt issuance costs	240	240	721	721
Total interest cost recognized	$1,965	$1,965	$5,896	$5,896
Holders of the 4.0% Notes due 2016 may convert the notes at their option on any day through maturity. The notes may not be redeemed by the Company prior to their maturity date. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes). The holders of the notes will have the ability to require the Company to repurchase the notes in whole or in part upon the occurrence of an event that constitutes a “Fundamental Change” (as defined in the indenture governing the notes including such events as a "change in control" or "termination of trading"). In such case, the repurchase price would be 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of October 31, 2014, unamortized deferred issuance cost was $1.3 million.
The 4.0% Notes due 2016 are unsecured senior obligations of the Company.
2.0% Convertible Notes Due 2021. In September 2014, the Company issued and sold $230.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due October 1, 2021 at par. The 2.0% Notes due 2021 may be converted under certain circumstances described below, based on an initial conversion rate of

56.1073 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $17.82 per share). The net proceeds to the Company from the sale of the 2.0% Notes due 2021 were approximately $223.6 million. The Company can settle the notes in cash, shares of common stock, or any combination thereof.
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of October 31, 2014, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended October 31,	Nine Months Ended October 31,
	2014	2014
	(In Thousands)
Contractual interest coupon	$498	$498
Amortization of debt issuance cost	74	74
Amortization of debt discount	645	645
Total interest cost recognized	$1,217	$1,217
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0% for the three and nine months ended October 31, 2014. The remaining unamortized debt discount of $51.5 million as of October 31, 2014 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 6.9 years.
Holders of the 2.0% Notes due 2021 may convert the notes at their option on any day prior to the close of business on the business day immediately preceding July 1, 2021 only under the following circumstances: (1) during the five business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per Note for each day of that Measurement Period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending December 31, 2014, if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on each such trading day; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, July 1, 2021 until the close of business on the second scheduled trading day immediately preceding the applicable maturity date. The notes may not be redeemed by the Company prior to their maturity date.
Upon conversion the Company will pay cash and, if applicable, deliver shares of its common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the Indenture) of the relevant 20 VWAP Trading Day observation period. The Company intends to settle principal amounts owed under the notes through a cash settlement. The initial conversion rate for the Notes will be 56.1073 shares of common stock per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $17.82 per share of common stock. The conversion rate will be subject to adjustment in certain circumstances. Upon a “fundamental change” at any time (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a holder who elects to convert its 2.0% Notes due 2021 in connection with such fundamental change.
The Company will pay cash interest at an annual rate of 2.00%, payable semi-annually on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of October 31, 2014, unamortized deferred issuance cost was $4.9 million.
The 4.0% Notes due 2016 and the 2.0% Notes due 2021 are equal in rank.

Concurrently with the issuance of the 2.0% Notes due 2021, the Company purchased convertible note hedges and sold warrants. The convertible note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 2.0% Notes due 2021. The strike price on the warrant transactions related to the 2% Notes is initially $24.00 per share, which is 75% above the closing price of TiVo's common stock on September 16, 2014. Each of these components is discussed separately below:
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of October 31, 2014 the Company had not received any shares under these convertible note hedge transactions.
Warrants. The Company received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of October 31, 2014, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the nine months ended October 31, 2014 and the three and nine months ended October 31, 2013 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 have an anti-dilutive effect on the three months ended October 31, 2014 and have been excluded from our calculation of net income per common share for the three months ended October 31, 2014.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(income in thousands)
Numerator:
Net income	$6,345	$12,487	$23,776	$271,106
Interest on dilutive notes, net of tax	—	1,252	3,754	3,757
Net income for purpose of computing net income per diluted share	6,345	13,739	27,530	274,863
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	107,497,734	116,760,061	110,303,789	118,913,986
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	4,372,673	4,513,747	4,512,443	4,748,207
4.0% Notes due 2016	—	15,462,193	15,462,193	15,462,193
Denominator for diluted net income per common share	111,870,407	136,736,001	130,278,425	139,124,386
Basic net income per common share	$0.06	$0.11	$0.22	$2.28
Diluted net income per common share	$0.06	$0.10	$0.21	$1.98
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three and nine months ended October 31, 2014 and 2013 do not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
Unvested restricted stock	71	7,391	3,426	2,491
Options to purchase common stock	269,656	627,104	334,283	713,097
Potential shares to be issued from employee stock purchase plan	—	—	—	—
4.0% Notes due 2016	15,462,193	—	—	—
2.0% Notes due to 2021	6,452,340	—	2,150,780	—
Common stock warrants	6,452,340	—	2,150,780	—
Total	28,636,600	634,495	4,639,269	715,588
Effect of conversion on earning per share (“EPS”). The 2.0% Notes due 2021 have no impact on diluted EPS until the average quarterly price of our common stock exceeds the conversion price of $17.82 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $17.82 per share using the treasury stock method. If the average price of our common stock exceeds $24.00 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the EPS calculation, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 2.0% Notes due 2021 when the stock price is above $17.82 per share.
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and nine months ended October 31, 2014 and 2013 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands)
Cost of service revenues	$495	$553	$1,398	$1,485
Cost of technology revenues	332	329	933	1,284
Cost of hardware revenues	61	78	199	235
Research and development	2,735	3,581	8,763	10,001
Sales and marketing	1,250	1,525	3,808	4,134
General and administrative	3,676	3,777	10,476	10,314
Stock-based compensation before income taxes	$8,549	$9,843	$25,577	$27,453
Income tax benefit	(1,931)	(2,568)	(5,621)	(7,034)
Stock-based compensation, net of tax	$6,618	$7,275	$19,956	$20,419
10. ACQUISITIONS
On February 14, 2014, the Company completed its acquisition of Digitalsmiths, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 29, 2014 for $133.3 million in cash. Digitalsmiths was a privately-held cloud-based content discovery and recommendation service company headquartered in Durham, North Carolina. The acquisition of Digitalsmiths accelerates TiVo's evolution to a device and user interface cloud-based Software-as-a-Service company. Digitalsmiths' results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning February 14, 2014. A total of $756,000 of acquisition costs were expensed as incurred of which $709,000 were expensed in fiscal year 2014 and the remainder during the nine months ended October 31, 2014.
The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company's allocation of the total purchase price is as follows:

Digitalsmiths
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$4,882
Accounts receivable	3,243
Other current assets	3,201
Deferred tax assets, current	3,831
Fixed assets	143
Total Assets	$15,300

Liabilities:
Accounts payable	$(1,266)
Other current liabilities	(8,572)
Deferred revenue	(970)
Deferred tax liability, long term	(10,009)
Other long-term liabilities	(1,012)
Total Liabilities	$(21,829)

Intangibles	52,700
Goodwill	87,098
Total purchase consideration	$133,269

The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	6	$14,100
Customer relationships	10	$37,000
Trade name	6	$1,400
In process research and development	N/A	$200
Total identifiable intangible assets		$52,700
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
11. INCOME TAX
The Company recorded income tax expense of $7.1 million and $20.9 million, respectively for the three months and nine months ended October 31, 2014 as compared to an income tax benefit of $2.0 million and $168.9 million, respectively for the same prior year periods. The effective tax rate for the three and nine months ended October 31, 2014 was 53% and 47%, respectively. The effective tax rate for the three and nine months ended October 31, 2013 was (19)% and (165)%, respectively.
The provision for income taxes for the three and nine months ended October 31, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive compensation, stock based compensation, and state taxes. The higher effective tax rate for the three and nine months ended October 31, 2014, compared to the same periods in fiscal year 2014, is primarily attributable to the release of Company’s valuation allowance on its deferred tax assets as of October 31, 2013.
As of October 31, 2014, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized. Income tax benefits attributable to the exercise of employee stock options of $6.3 million and $16.2 million during the three and nine months ended October 31, 2014, respectively were recorded directly to “Additional paid-in capital” on the unaudited Condensed Consolidated Balance Sheets.

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

Company Overview
We are a global leader in next-generation television software services and innovative cloud-based Software-as-a-Service solutions that enable viewers to consume content across all screens in-home and outside-of-the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, on-demand, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing and recording from any device, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to mobile and tablet iOS and Android devices through features such as What to Watch Now, Season Pass® recordings, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling and applications on third-party devices such as tablet computers and smartphones. As of October 31, 2014, there were over 5.1 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute the TiVo DVR through online and physical, or brick and mortar, retailers and through our on-line store at TiVo.com. Additionally, in our MSO business we generate service and, in some cases, hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
On February 14, 2014, we acquired Digitalsmiths, one of the Pay TV industry's most broadly adopted cloud-based search and recommendation services. We believe this acquisition will broaden our product and service portfolio and increase our opportunities among Pay TV operators, consumer electronics manufacturers, and content providers. Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry.
We are focused on enhancing long-term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On August 26, 2014, we announced that our board of directors had authorized a new $350.0 million share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350.0 million share repurchase program expires on January 31, 2017, with $100.0 million in initial share repurchases under this new program intended to be completed in the fiscal year ending January, 31, 2015. On September 5, 2014, our board of directors authorized an additional $200.0 million repurchase of shares increasing our existing share repurchase program from $350.0 million to $550.0 million. Between June 1, 2012 and October 31, 2014 we had purchased a total of 27,849,098 shares of common stock at a weighted average price of $12.30 per share for an aggregate purchase price of $342.6 million, including $86.6 million of the $100.0 million intended to be completed during the current fiscal year. As of October 31, 2014 the remaining authorized amount for stock repurchases under this program was $421.6 million.
We have engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling approximately $1.6 billion from intellectual property litigation.
Executive Overview
Fiscal year 2015
In the fiscal year ending January 31, 2015, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution relationships both in the U.S. and internationally as well as our TiVo-Owned direct and retail sales with our TiVo Roamio product line (an all-in-one approach to live, recorded, on demand, and over-the-top television). We expect to further grow our MSO subscription base during the fiscal year ending January 31, 2015. However, we expect that net subscription growth in our installed base of MSO subscriptions will likely be slightly offset by further declines in our net TiVo-Owned subscriptions.

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
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop. As such, to the extent that our development costs exceed upfront development fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of October 31, 2014 we had deferred costs of approximately $20.9 million related to development work, largely related to Com Hem and Charter Communications Operating, LLC (Charter). However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs must be reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions and Households. Management reviews these metrics, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscription lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscription lines refer to subscriptions sold to consumers by MSOs such as Com Hem, ONO, RCN, Suddenlink, Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active product lifetime subscriptions, and percent of TiVo-Owned Subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
TiVo-Owned Gross Additions:	36	27	32	49	33	20	24	35
Net Additions/(Losses):
TiVo-Owned	(9)	(20)	(9)	6	(21)	(26)	(22)	(13)
MSOs	337	283	341	313	295	238	277	222
Total Net Additions/(Losses)	328	263	332	319	274	212	255	209
Cumulative Subscriptions:
TiVo-Owned	928	937	957	966	960	981	1,007	1,029
MSOs	4,204	3,867	3,584	3,243	2,930	2,635	2,397	2,120
Total Cumulative Subscriptions	5,132	4,804	4,541	4,209	3,890	3,616	3,404	3,149
Average Subscriptions:
TiVo-Owned Average Subscriptions	930	946	961	962	974	994	1,018	1,035
MSO Average Subscriptions	4,035	3,727	3,420	3,072	2,775	2,514	2,261	2,011
Total Average Subscriptions:	4,965	4,673	4,381	4,034	3,749	3,508	3,279	3,046
Total MSO Households	3,651	3,391	3,172	2,912	2,664	2,410	2,222	1,980
MSO Average Households	3,521	3,283	3,036	2,785	2,535	2,318	2,104	1,884
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	152	159	161	171	169	176	181	194
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	48%	49%	50%	50%	51%	52%	52%	53%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or TiVo Mini for which (i) a consumer has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (product lifetime subscriptions). Beginning in October 2014, each TiVo Mini sale includes a product lifetime subscription for that TiVo Mini device. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single household. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned Subscriptions declined by 9,000 subscriptions during the three months ended October 31, 2014, as compared to a decrease of 21,000 in the same prior year period. The improvement in net TiVo-Owned Subscription losses of 12,000 subscriptions was largely related to increased gross subscription additions that were primarily related to increased sales of TiVo Minis. The TiVo-Owned installed subscription base decreased to 928,000 subscriptions as of October 31, 2014 as compared to 960,000 as of October 31, 2013. We believe the year over year decrease in total TiVo-Owned Subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies and the increased number of devices that deliver streaming video over the internet to consumers as we continued to have fewer TiVo-Owned Subscription gross additions than TiVo-Owned Subscription cancellations.
Our MSO installed subscription base increased by 337,000 subscriptions during the three months ended October 31, 2014, to 4.2 million subscriptions as of October 31, 2014. The increase in cumulative MSO Subscriptions of approximately 1.3 million subscriptions as of October 31, 2013 is due to subscription growth from a variety of partners including Com Hem, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is largely related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributer. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
Average TiVo-Owned subscriptions	930	946	961	962	974	994	1,018	1,035
TiVo-Owned subscription cancellations	(45)	(47)	(41)	(43)	(54)	(46)	(46)	(48)
TiVo-Owned Churn Rate per month	(1.6)%	(1.6)%	(1.4)%	(1.5)%	(1.8)%	(1.5)%	(1.5)%	(1.5)%
TiVo-Owned Churn Rate per month was 1.6% and 1.8% for the quarters ended October 31, 2014 and 2013, respectively. The decrease in our Churn Rate per month is a result of a lower number of subscription cancellations which was partially offset by a lower average TiVo-Owned subscription base, as compared to the same prior year period. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$2,734	$1,212	$1,505	$6,038	$2,628	$1,996	$1,859	$3,471
Hardware revenues	(30,366)	(25,232)	(21,058)	(22,301)	(35,597)	(23,104)	(20,786)	(23,129)
Less: MSOs'-related hardware revenues	23,997	20,234	15,896	12,634	25,759	20,103	16,002	16,834
Cost of hardware revenues	28,176	22,524	19,764	23,163	33,017	21,957	18,496	21,847
Less: MSOs'-related cost of hardware revenues	(18,973)	(14,805)	(11,961)	(9,650)	(20,530)	(15,384)	(11,079)	(11,036)
Total Acquisition Costs	$5,568	$3,933	$4,146	$9,884	$5,277	$5,568	$4,492	$7,987
TiVo-Owned Subscription Gross Additions	36	27	32	49	33	20	24	35
Subscription Acquisition Costs (SAC)	$155	$146	$130	$202	$160	$278	$187	$228

	Twelve Months Ended
	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$11,489	$11,383	$12,167	$12,521	$9,954	$8,886	$9,262	$8,660
Hardware revenues	(98,957)	(104,188)	(102,060)	(101,788)	(102,616)	(88,091)	(76,116)	(68,591)
Less: MSOs'-related hardware revenues	72,761	74,523	74,392	74,498	78,698	65,990	52,583	45,849
Cost of hardware revenues	93,627	98,468	97,901	96,633	95,317	85,734	78,208	78,183
Less: MSOs'-related cost of hardware revenues	(55,389)	(56,946)	(57,525)	(56,643)	(58,029)	(49,340)	(39,355)	(38,435)
Total Acquisition Costs	$23,531	$23,240	$24,875	$25,221	$23,324	$23,179	$24,582	$25,666
TiVo-Owned Subscription Gross Additions	144	141	134	126	112	109	117	117
Subscription Acquisition Costs (SAC)	$163	$165	$186	$200	$208	$213	$210	$219
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
During the three months ended October 31, 2014, our total acquisition costs were $5.6 million, an increase of $291,000, as compared to the same prior year period. This increase was partially due to increased sales and marketing subscription acquisition costs of $106,000 as we ramp up our advertising activities ahead of the holiday season. Also increasing the total acquisition costs was the increase in the hardware gross margin loss of $207,000 which is a result of changes in pricing of our TiVo Mini product and introduction of our TiVo Roamio OTA (Over-the-Air) product.
During the three months ended October 31, 2014 our SAC decreased by $5 to $155 from $160 in the same prior year period. This decrease in SAC was a result of increased subscription gross additions for the three months ended October 31, 2014 as compared to the same prior year period. The impact of the increased subscription gross additions was partially offset by increased total acquisition costs over the same prior year period.
During the twelve months ended October 31, 2014 our total acquisition costs were $23.5 million, an increase of $207,000 compared to the same prior year period. This increase was related to increased sales and marketing subscription acquisition costs of $1.5 million as we ramp up our advertising activities ahead of the holiday season. The increase was partially offset by a decrease in the hardware gross margin loss of $1.3 million, as compared to the same prior year period. The lower hardware gross margin loss was largely driven by increased hardware unit sales with improved economic margins on the Roamio DVRs compared with our legacy products.
The decrease in SAC of $45 for the twelve months ended October 31, 2014 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.
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

	Three Months Ended
Service Revenues	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
	(In thousands)
TiVo-Owned-related service revenues	$21,810	$22,388	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116
MSOs'-related service revenues	10,563	10,328	9,950	10,498	7,734	7,555	7,279	7,429
Media services and other service revenues	4,332	4,193	3,435	2,844	2,330	3,255	2,503	3,029
Total Service Revenues	$36,705	$36,909	$35,895	$36,317	$33,526	$34,930	$34,062	$35,574
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013	Jan 31, 2013
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$21,810	$22,388	$22,510	$22,975	$23,462	$24,120	$24,280	$25,116
Average TiVo-Owned revenues per month	7,270	7,463	7,503	7,658	7,821	8,040	8,093	8,372
Average TiVo-Owned subscriptions per month	930	946	961	962	974	994	1,018	1,035
TiVo-Owned ARPU per month	$7.82	$7.89	$7.81	$7.96	$8.03	$8.09	$7.95	$8.09
The decrease in TiVo-Owned ARPU per month for the three months ended October 31, 2014 as compared to the same prior year period was due primarily to a percentage increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.
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
Results of Operations
Net Revenues.
Our net revenues for the three and nine months ended October 31, 2014 and 2013 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	(In thousands, except percentages)
Service revenues	$36,705	31%	$33,526	29%	$109,509	32%	$102,518	34%
Technology revenues	51,359	43%	$48,133	41%	$151,182	45%	$117,914	39%
Hardware revenues	30,366	26%	$35,597	30%	$76,656	23%	$79,487	27%
Net revenues	$118,430	100%	$117,256	100%	$337,347	100%	$299,919	100%
Change from same prior year period	1%		43%		12%		39%
Service Revenues. The increase in Service revenues of $3.2 million and $7.0 million for the three and nine months ended October 31, 2014, as compared to the same prior year periods was related to an increase in MSO-related service revenues of $2.8 million and $8.3 million, respectively due to the increased subscription base and also due to recognition of Virgin service revenues which began during the three months ended January 31, 2014. This increase was combined with an increase in Media service and other revenues of $2.0 million and $3.9 million, respectively, largely related to the acquisition of Digitalsmiths. These increases were partially offset by decreases in

TiVo-Owned subscription revenues of $1.7 million and $5.2 million, respectively. This decrease in TiVo-Owned subscription revenues is primarily due to the decrease in our subscription base.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2014 increased by $3.2 million and $33.3 million, respectively, as compared to the same prior year periods primarily due to the settlement and license agreements with Verizon and Google/Motorola Mobility and Cisco, additional licensing revenues in excess of contractual minimums, and to a lesser extent the timing of revenue recognition related to various technology related projects.
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through October 31, 2014 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
Nine month period from February 1, 2014 to October 31, 2014	127,109	71,017
Total	$375,757	$739,777
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Motorola is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2015 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(In thousands)
Three month period from November 1, 2014 to January 31, 2015	$42,532	$12,562
Fiscal Year Ending January 31,
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020 - 2024	8,193	—
Total	$658,457	$294,438
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and nine months ended October 31, 2014 decreased by $5.2 million and $2.8 million, respectively as compared to the same prior year periods. The decreases in net hardware revenues during the three months ended October 31, 2014 were related to both the decreased number of hardware units sold in our MSO and consumer business and changes in the mix towards lower priced non-DVR units. While we saw some increases in the number of hardware units sold in our MSO and consumer business during the nine months ended October 31, 2014, these increases in units sold were offset by a lower average selling price due to a change in the mix towards lower priced non-DVR units. We expect hardware revenue related to our MSO business to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.

Cost of service revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of service revenues	$14,970	$11,233	$42,570	$33,446
Change from same prior year period	33%	—%	27%	17%
Percentage of service revenues	41%	34%	39%	33%
Service gross margin	$21,735	$22,293	$66,939	$69,072
Service gross margin as a percentage of service revenues	59%	66%	61%	67%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service revenues increased by $3.7 million and $9.1 million for the three and nine months ended October 31, 2014, as compared to the same prior year periods. These increases were due to increases in costs for MSO partner support and maintenance contracts driven by increased service revenues as well as amortization of intangibles from the acquisition of Digitalsmiths, which was $0.6 million and $1.7 for the three and nine months ended October 31, 2014.
Service gross margin as a percent of service revenues decline by 7% and 6% for the three and nine months ended October 31, 2014, respectively. These declines are largely related to Digitalsmiths cost of service revenues, which were not included in the year-ago results. Digitalsmiths revenues currently provide lower gross margins than consumer and MSO revenues due to inclusion of amortization of acquired intangibles.
Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of technology revenues	$6,567	$5,612	$16,780	$21,190
Change from same prior year period	17%	3%	(21)%	34%
Percentage of technology revenues	13%	12%	11%	18%
Technology gross margin	$44,792	$42,521	$134,402	$96,724
Technology gross margin as a percentage of technology revenues	87%	88%	89%	82%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $1.0 million and decreased by $4.4 million, respectively for the three and nine months ended October 31, 2014, as compared to the same prior year periods. This increase in cost of technology revenues for the three months ended October 31, 2014 was related primarily to increased volume of development work for certain MSO partners. The nine months ended October 31, 2013 included $6.9 million of costs associated with the completion of our ONO development work during the prior year periods.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $20.9 million related to development work, largely related to Com Hem and Charter and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at October 31, 2014. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Cost of hardware revenues	$28,176	$33,017	$70,464	$73,470
Change from same prior year period	(15)%	41%	(4)%	30%
Percentage of hardware revenues	93%	93%	92%	92%
Hardware gross margin	$2,190	$2,580	$6,192	$6,017
Hardware gross margin as a percentage of hardware revenue	7%	7%	8%	8%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs and non-DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer business. Our cost of hardware revenues for the three months ended October 31, 2014 decreased as compared to the same prior year period as we sold fewer units into both our MSO and Consumer channels as compared to the same prior year period and due to a change in sales mix towards non-DVR units which have lower costs. While we saw some increases in the number of hardware units sold in our MSO and consumer business during the nine months ended October 31, 2014, these increases were offset by a a lower average cost due to a change in the mix towards non-DVR units which have lower costs.
Hardware gross margin for the three and nine months ended October 31, 2014 decreased by $390,000 and increased by $175,000, respectively as compared to the same prior year periods largely due to mix units sold and the channel in which they were sold during the period as compared to the same prior year periods.
Our MSO partner margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace DVR and non-DVR product.
Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Research and development expenses	$25,546	$27,242	$76,944	$80,009
Change from same prior year period	(6)%	(4)%	(4)%	(10)%
Percentage of net revenues	22%	23%	23%	27%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Our research and development expenses decreased by $1.7 million and $3.1 million for the three and nine months ended October 31, 2014 as compared to the same prior year period. These decreases were largely related to decreased headcount and headcount related costs. We expect our annual research and development spending in fiscal year 2015 to continue to be significant but to be at lower levels than the fiscal year 2014.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Sales and marketing expenses	$10,544	$10,189	$31,143	$27,765
Change from same prior year period	3%	28%	12%	30%
Percentage of net revenues	9%	9%	9%	9%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses and amortization of acquired intangibles. Sales and marketing expenses for the three and nine months ended October 31, 2014 increased by $355,000 and $3.4 million as compared to the same prior year periods. These increases are largely related our acquisition of Digitalsmiths. Amortization of acquired customer relationship intangibles was $1.0 million and $2.7 million for the three and nine months ended October 31, 2014, respectively, as compared to $0.1 million and $0.3 million, respectively for the same prior year periods.
Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$2,734	$2,628	$5,451	$6,483
Change from same prior year period	4%	68%	(16)%	25%
Percentage of net revenues	2%	2%	2%	2%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three and nine months ended October 31, 2014 increased by $106,000 and decreased by $1.0 million, respectively, as compared to the same prior year periods due to changes in advertising spending during the current periods.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
General and administrative	$14,292	$15,839	$45,406	$60,850
Change from same prior year period	(10)%	(27)%	(25)%	(4)%
Percentage of net revenues	12%	14%	13%	20%
Litigation expense (included in total general and administrative costs above)	$1,247	$1,408	$3,557	$22,953
Change from same prior year period	(11)%	(85)%	(85)%	(17)%
Percentage of net revenues	1%	1%	1%	8%
General and administrative, net of litigation expense	$13,045	$14,431	$41,849	$37,897
Change from same prior year period	(10)%	17%	10%	6%
Percentage of net revenues	11%	12%	12%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three and nine months ended October 31, 2014, general and administrative expenses decreased by $1.5 million and $15.4 million, respectively, as compared to the same prior year periods. These decreases for the three and nine months ended October 31, 2014 were primarily related to decreased legal fees of $0.2 million and $19.4 million, respectively, and were associated with litigation expenses related to our patent enforcement cases in the prior year periods. The decrease in legal fees for the three months ended October 31, 2014 was offset by an accrual of $1.0 million in the period in connection with our litigation with Kantar, described in Note 6 "Commitments and Contingencies." G&A expenses, net of litigation, decreased by in the amount of $1.4 million and increased by $4.0 during the three and nine months ended October 31, 2014 as compared to the same prior year periods. These increases were related largely to headcount related expenses.

Interest income. Interest income for the three and nine months ended October 31, 2014 decreased by $63,000 and $277,000, respectively as compared to the same prior year periods. The average cash and short-term investment balance held during the three months ended October 31, 2014 was lower as compared to the same prior year period causing interest income to decrease over the respective periods. During the nine months ended October 31, 2013 interest income included $752,000 of interest related our settlement of Google/Motorola Mobility settlement and the interest associated with their past infringement. This decrease was offset by interest that was largely attributed to a higher average cash and short-term investment balance held during the nine months ended October 31, 2014 as compared to the same prior year period.
Interest expense and other. Interest expense and other income for the three and nine months ended October 31, 2014 increased by $1.0 million compared to the same prior year periods due to amortization of the debt issuance costs and debt discount on 2.0% Notes due 2021.
Benefit (provision) for income taxes.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
	(In thousands, except percentages)
Benefit (provision) for income taxes	(7,129)	2,023	(20,852)	168,947
Effective tax rate	53%	(19)%	47%	(165)%
The provision for income taxes for the three and nine months ended October 31, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation and state taxes.
The provision for income taxes for the three and nine months ended October 31, 2013 differs from the U.S. statutory tax rate of 35% primarily due a release of valuation allowance against our deferred tax assets.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of October 31, 2014, we had over $855.4 million of cash, cash equivalents, and short-term investments. We have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$16,998	498,080
Net cash used in investing activities	$(101,472)	$(374,715)
Net cash used in financing activities	$(21,031)	$(84,210)
Net Cash Provided by Operating Activities
During the nine months ended October 31, 2014 our net cash provided by operating activities was $17.0 million as compared to net cash provided of $498.1 million during the same prior year period. This decrease of $481.1 million in operating cash flow as compared to the same prior year period was largely related our settlement with Google/Motorola Mobility that occurred during the nine months ended October 31, 2013. During the nine months ended October 31, 2014 we had no such similar transaction.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2014 was approximately $101.5 million as and was largely related to usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $31.6 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $4.7 million which is used to support our business.
Net cash used in investing activities for the nine months ended October 31, 2013 was approximately $374.7 million and was largely related to TiVo's cash management process, and the purchase and sales of short-term investments resulting in a net decrease of cash and cash equivalents of $369.3 million (this resulted in a corresponding increase in short-term investments of $369.3 million). Additionally we acquired property and equipment of $5.4 million which was used to support our business.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2014 was approximately $21.0 million as compared to net used in financing activities of $84.2 million for the same prior year period.

For the nine months ended October 31, 2014 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $242.5 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $4.9 million, excess tax benefits from employee stock-based compensation of $12.3 million, and proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.6 million. Additionally, in September 2014, the Company issued convertible senior notes payable for proceeds of $224.5 million net of issuance costs paid during the nine months ended October 31, 2014. In conjunction with the issuance of the convertible senior notes payable, the Company issued warrants for proceeds of $30.2 million and purchased convertible note hedges for $54.0 million.
For the nine months ended October 31, 2013 the principal uses of cash for financing activities were related to repurchase of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $95.3 million offset by the issuance of common stock upon exercise of stock options which generated $6.8 million combined with the issuance of common stock pursuant to the employee stock purchase plan of $3.8 million.
Financing Agreements
Share Repurchases. On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. On August 26, 2014, we announced that our board of directors had authorized a new $350 million share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program expires on January 31, 2017, with $100 million in initial share repurchases under this new program intended to be completed in the fiscal year ending January, 31, 2015. On September 5, 2014, our board of directors authorized an additional $200 million repurchase of shares increasing our existing share repurchase program from $350 million to $550 million. As of October 31, 2014 we had purchased a total of 27,849,098 shares of common stock at a weighted average price of $12.30 per share for an aggregate purchase price of $342.6 million. During the three and nine months ended October 31, 2014 we repurchased 9,910,004 and 17,508,652 shares of common stock at a weighted average price of $12.96 and $13.05 per share for an aggregate purchase price of $128.4 million and $228.5 million. As of October 31, 2014 the remaining authorized amount for stock repurchases under this program was $421.6 million.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2016	$172,500	$—	$172,500	$—	$—
Interest on Long-Term Debt Obligations maturing in 2016	10,254	6,900	3,354	—	—
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	32,315	4,715	9,200	9,200	9,200
Operating leases	7,531	3,740	3,791	—	—
Purchase obligations	23,611	23,611	—	—	—
Total contractual cash obligations	$476,211	$38,966	$188,845	$9,200	$239,200

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2014.

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
Our convertible senior debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2014 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described below, as well as those in our annual report on Form 10-K for the year ended January 31, 2014 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2014, and subsequent reports on Form 10-Q and Form 8-K.
If cable operators were to cease supporting and providing CableCARDs to consumers or cable operators were to transmit television programs using technology that prevents our retail products from receiving and displaying television programs, the functionality of our current retail products would be severely limited, in which case our business would be harmed.
The cable industry in the United States is currently required to provide access to digital high definition television signals to retail products by supplying separable security modules to decrypt encrypted signals. Traditionally, cable operators have satisfied this separable security requirement by supplying CableCARD conditional access security cards. We rely on cable operators to supply CableCARDs for certain types of our DVRs to receive encrypted digital television signals without a cable operator supplied set-top box. With the limited exception of high definition over the air broadcast channels, our DVRs presently are limited to using CableCARDs to access digital cable, high definition, and premium cable channels (such as HBO) that are delivered in a linear fashion where all programs are broadcast to all subscribers all the time. Our retail cable products are unable to access the encrypted digital television signals of satellite providers such as DIRECTV and Dish as well as alternative television service providers such as AT&T U-verse and Google Fiber. And without CableCARDs, there presently is no alternative way for us to sell a retail cable product that works across cable systems nationwide.  Furthermore, to the extent more pay TV customers obtain television service from satellite television providers and alternative television providers such AT&T U-verse and Google Fiber, the desirability of our retail products and service will be harmed.
On January 15, 2013, the United States Court of Appeals for the D.C. Circuit vacated rules concerning the technical standards for CableCARDs adopted by the Federal Communications Commission (the “FCC”) in 2003. These rules were part of an FCC order that EchoStar challenged regarding certain encoding rules applied to satellite operators. EchoStar did not challenge the technical standards for CableCARDs and the Court did not address any element of the FCC order that applied only to cable systems, cable operators, and cable devices. On July 16, 2013, TiVo filed a Petition for Rulemaking seeking reinstatement by the FCC of the vacated technical standards for CableCARDs. The National Cable and Telecommunications Association has taken the position that rules adopted by the Federal Communications Commission in 2010 that, among other things, require cable operators to support and supply CableCARDs to retail devices no longer apply and the CableCARD rules should not be reinstated. On November 19, 2014, the House of Representatives passed the Satellite Television Extension and Localism Act Reauthorization (STELAR). The Senate announced its approval of the bill on November 20, 2014. Among other things, STELAR repeals, one year after enactment, an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers. STELAR does not alter the requirement that cable operators provide separable security to retail devices and the cable industry has represented to Congress that it would continue to provide and support retail CableCARD devices in compliance with the separable security requirement. However, without continued use by operator leased devices, the prices charged by operators to consumers for CableCARDs could increase and support for retail CableCARD devices could deteriorate.
The FCC Chairman is required, within 45 days after the date of the enactment of STELAR, to establish a working group of technical experts representing a wide range of stakeholders, to identify, report, and recommend performance objectives, technical capabilities, and technical standards of a not unduly burdensome uniform, and technology and platform neutral software based downloadable security system designed to allow retail devices to access multichannel video programming. The working group is directed to file a report with the FCC no later than 9 months after the date of the enactment of STELAR.
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
We face risks in connection with our marketing and distribution agreements for the development and deployment of TiVo’s advanced television solutions and services to our television service provider customers, including our ability to gain access to certain necessary third-party technologies and possible conflicts between our marketing of a retail DVR service and related products that compete with the products we offer our television service providers.
We face significant technological challenges in our development of TiVo products and services for our television service provider customers as well as challenges related to our dependence on certain third-party technology providers upon whom we depend to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service provider customers. We also face challenges in managing our television service provider customer relationships while offering and marketing a competing retail DVR service. For example, we rely on access to and receipt of certain technologies from third-parties to enable Video on Demand and other content and search features on our products. Additionally, we have engaged in intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for the enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we previously engaged in patent infringement litigation with Motorola and Microsoft, who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service provider customers, and in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass deployment and adoption of our TiVo-branded and non-branded advanced television solutions, which may include TiVo-branded DVRs, third-party set-top boxes which run TiVo software, and DVR and non-DVR set-top boxes, among other solutions, by the customers of our television service provider customers. If our television service provider customers do not market our service to their customers, either because of feature limitations due to our inability to access third party technologies or because of channel conflicts between our retail DVR service, including the release of DVR products that support over-the-air transmissions, and our DVR service offered to our television service providers, then our business will be harmed. If we are unable to complete development of these products in a timely and efficient manner to the satisfaction of our television service provider customers, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner’s customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third-party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded and non-branded advanced television solutions and services with our television service provider customers, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.
Furthermore, some of our television service provider customers have the right to receive certain most favored terms from us such that if we were to license similar products and services to other parties at more attractive terms than what such partners receive under their agreements with us, then such partners may be entitled to receive the new more favorable terms. Additionally, such partners may have the right to terminate their agreements with us in the event we are subject to certain specified change of control transactions involving companies specified in their agreements. Further, if any of our partners are subject to a change of control transaction, our business could be harmed if such acquiring company chose to favor a technology provider other than us, despite the fact that many of our agreements with our partners include exclusivity provisions, minimum deployment commitments, or minimum financial commitments. If any of these events occur, including our inability to develop, license, and deploy in a timely, efficient, and on a full-scale basis, we will have difficulty generating revenues and new subscriptions under these agreements and our business would be harmed.
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
 In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. We also have risks with respect to changing hardware forecasts with our television service provider customers who may revise their purchase forecasts lower or higher after we have committed manufacturing resources to meeting such forecasts due to long-lead times and prior to the time in which such television service provider forecasts become contractually binding. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. If we were to overestimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. If we were to underestimate demand for our DVRs, we may end up with inventory shortages causing us to fail to meet actual customer demand. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record additional write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.
Increased leverage as a result of our recent convertible senior notes offering may harm our financial condition and results of operations.
As previously reported on Current Report on Form 8-K filed on September 23, 2014, we issued convertible senior notes with the aggregate principal amount of $230.0 million. Our total long-term convertible debt as of October 31, 2014 was approximately $351.0 million. The indentures governing the convertible senior notes do not restrict our ability to incur additional indebtedness.
Our level of indebtedness could have important consequences to you, because:
•it could affect our ability to satisfy our obligations under the notes;
•a substantial portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•it may impair our ability to obtain additional financing in the future;
•it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•it may make us more vulnerable to downturns in our business, our industry or the economy in general.
Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the notes, we could be in default on the notes, and this default could cause us to be in default on our other outstanding indebtedness. Conversely, a default on our other outstanding indebtedness may cause a default under the notes.
The hedge transactions and warrant transactions entered into in connection with the 2.0% Notes due 2021 may affect the value of the 2.0% Notes due 2021 and our common stock.
In connection with the offering of the 2.0% Notes due 2021, we entered into privately-negotiated convertible note hedge transactions with certain counterparties ("Options Counterparties") to reduce the potential dilution with respect to our common stock upon conversion of the 2.0% Notes due 2021. The convertible note hedges cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2.0% Notes due 2021, the number of shares of common stock underlying the 2.0% Notes due 2021. We also entered into separate, privately-negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants with the Option Counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.
The effect, if any, of these activities, including the direction or magnitude, on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and the trading price of the 2.0% Notes due 2021.
In addition, the Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under the convertible note hedges. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any of the Option Counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the convertible note hedges with such option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
As previously reported on Current Report on Form 8-K filed on September 23, 2014, TiVo issued convertible senior notes with the aggregate principal amount of $230.0 million and received approximately $223.6 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses. Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as representatives of the initial purchasers. Of the $230.0 million aggregate principal amount, $30 million was received pursuant to the exercise of the initial purchasers' overallotment option. The notes will pay interest semi-annually at a rate of 2.00% per year and mature on October 1, 2021. The notes were sold to the initial purchasers at 97.625% of par value.
The Company may not redeem the notes prior to their maturity date although investors may convert the notes into cash or TiVo common stock at any time after July 1, 2021 at their option through maturity. The notes have an initial conversion rate of 56.1073 shares per $1,000 principal amount of notes. At the initial conversion rate, the initial conversion price will be approximately $17.82 per share. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes).
TiVo offered and sold the notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.
Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, Counterparties agreed to sell to the Company up to approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. The Company received

$30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at a strike price of $24.00 per share.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
August 1, 2014 through August 31, 2014	3,758	(1)	$13.60	—	$350,000,000
September 1, 2014 through September 30, 2014	281,552	(2)	$13.44	5,045,011	$482,313,276
October 1, 2014 through October 31, 2014	17,569	(3)	$12.58	4,864,993	$421,566,005
(1) During the month of August 2014 TiVo acquired 3,758 shares at a weighted average price of $13.60 from employees upon the vesting of restricted stock.
(2) During the month of September 2014 TiVo acquired 281,552 shares at a weighted average price of $13.44 from employees upon the vesting of restricted stock.
(3) During the month of October 2014 TiVo acquired 17,569 shares at a weighted average price of $12.58 from employees upon the vesting of restricted stock.
(4) On August 11, 2011, our board of directors authorized a $100 million discretionary share repurchase program that became effective on August 29, 2011; on June 9, 2013 we announced that the Board had increased the amount of the discretionary share repurchase program to $200 million and extended the program's termination date from August 29, 2013 to August 29, 2015. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of July 31, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015. On August 26, 2014, we announced our board of directors had authorized a new $350 million discretionary share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program will expire on January 31, 2017, with an initial $100 million in share repurchases intended to be completed by the end of the fiscal year ending January 31, 2015. On September 5, 2014, our board of directors authorized an additional $200 million repurchase of shares increasing our existing share repurchase program from $350 million to $550 million.

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

4.3	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 23, 2014).
4.4	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2014).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 3, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated December 3, 2014 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 3, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated December 3, 2014 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	12/3/2014	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	12/3/2014	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	12/3/2014	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)