Form 10-K
period 2015-01-31
TIVO INC
filed 2015-03-19
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  TO
Commission file number 000-27141
TIVO INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0463167
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2160 Gold Street, San Jose, CA	95002
(Address of principal executive offices)	(Zip Code)
(408) 519-9100
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  x No  o
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  o     No  x
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  o
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  o
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  o    No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer x	Accelerated filer o	Non-accelerated filer o	Smaller Reporting Company o

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes o  No  x
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On March 13, 2015, the Registrant had 95,469,845 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Shareholders to be filed on or before May 31, 2015.

TIVO INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, including our expectations of future revenues and profitability;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

•
our TiVo-Owned retail subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition cost (SAC), and average revenue per subscription (ARPU), and subscription churn;

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

•
our expectations regarding future growth in subscriptions to the TiVo service and TiVo-Owned ARPUs, including future increases in the number of television service operator (MSO) Subscriptions and households through international expansion and the possibility of future decreases in the TiVo-Owned Subscription base as well as future changes in our TiVo-Owned ARPU or fees paid by MSOs, including decreases in TiVo-Owned ARPUs as a result of increased sales of non-DVR devices such as TiVo Mini which have lower product lifetime service fees than for DVRs;

•	our expectations regarding the success of our recently launched TiVo OTA (Over-the-Air) retail product;

•	our expectations regarding future media services and other revenues;

•	our expectations regarding future advertising and audience research and measurement revenues;

•	our future service and hardware revenues from TiVo-Owned subscriptions and future service, technology, and hardware revenues from MSOs;

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

•	our expectations of the growth of the TiVo service and technology revenue outside the United States;

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

•
our expectations regarding the usability of our finished goods inventory of DVRs and non-DVR products and the risks that hardware forecasts of our MSO customers may be reduced or delayed after we have committed manufacturing resources due to long lead times, which may require us to record write-downs if such inventory exceeds forecasted demand;

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
The Company

TiVo is a leader in next-generation television software services and innovative cloud-based software-as-a-service solutions that enable viewers to consume content from numerous sources, across a variety of screens in and out of the home. TiVo’s software and cloud-based services provide an all-in-one approach for navigating ‘content chaos’ by seamlessly combining live, recorded, VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) content into one intuitive user interface with simple universal search, discovery, viewing and recording, creating a unified viewing experience. This experience is distributed both directly to consumers (“TiVo-Owned Subscriptions”) and through licensing relationships with television service providers (“MSO Subscriptions”) who utilize some or all of TiVo’s software, hardware, and cloud services to power their own advanced television products. Our Digitalsmiths products enable television service providers to offer cloud-based search and discovery capabilities independent of the TiVo brand and particular software on the set-top box or mobile device. As of January 31, 2015, there were over 5.5 million total subscriptions to the TiVo service through our consumer and television service provider businesses.
We generate revenues primarily from four sources:
•Consumer Service. One of our largest sources of revenues is from consumers in our direct to consumer business, who subscribe to the TiVo service directly with us and typically pay us monthly fees, or in some cases pay for TiVo service for the life of their product upfront, which we report as our TiVo-Owned service subscriptions. We sell our DVRs and other products to consumers through distribution relationships with major retailers and directly to consumers through our online store at TiVo.com.
•Television Service Providers (also referred to as MSOs or Pay TV Operators). We work with television service providers, who typically pay us recurring monthly fees in order to provide the TiVo or Digitalsmiths service to their subscribers, which we recognize as service revenues. We also receive revenues for providing licensing and professional services as well as hardware sales to these customers of MSO provisioned set-top boxes ("STBs") (both through TiVo supplied and third-party supplied STBs). The service revenue we receive from these television service providers has continued to grow and we expect it to be a larger percentage of our total revenue in the future.
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
We continue to be subject to a number of risks, including the continued need for significant research and development and the related costs of such research and development activities; delays in product and service developments; competitive service offerings; lack of market acceptance; dependence on third-parties for technology, manufacturing, marketing, and sales support, as well as third-party rollout schedules and software development issues related to third-party products which contain our technology; access to television programming including digital cable signals in connection with CableCARDTM and switched digital technologies; dependence on our relationships with third-party service providers for our MSO subscription growth; intellectual property claims by and against us and the related costs of such intellectual property litigation; and our ability to maintain our TiVo-Owned subscription base and consumer service business.
We conduct our operations through one operating segment. See Part II, Item 6, Selected Financial Data for our historical financial results. In our fiscal year ended January 31, 2015, we had net income of $30.8 million and cash provided by operating activities was $22.9 million. As of January 31, 2015, we had an accumulated deficit of $379.7 million. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We remain cautious about our ability to limit declines or even maintain our current number of TiVo-Owned subscriptions in our fiscal year ending January 31, 2016, despite recent improvements in TiVo-Owned subscription net additions driven by an improved product offering, pricing changes, and stable churn. See the discussion in Part l, Item 1A. Risk Factors, relating to risks related to our business, including risks specific to our deployments with our television service provider customers.
Our Industry
Evolution of Advanced Television Services. TiVo revolutionized television viewing when it introduced the DVR, allowing consumers to enjoy an on-demand experience and fast-forward through commercials. Since then, DVR adoption has grown rapidly and consumers have come to expect a great deal of flexibility and convenience in their consumption of entertainment. Our DVR products proved that the television entertainment experience could be significantly improved by removing the limitations of linear, appointment based viewing.
The emergence of Video on demand (VOD) and streaming content options delivered through broadband connections (or so called over-the-top content (OTT)) is once again revolutionizing the way people consume video entertainment. The rapid growth of broadband-delivered video means a virtually infinite world of content choices now exists along with much greater convenience in how and when that content is viewed. The rapid proliferation of content requires a solution to effectively suggest, search, navigate, and access the growing volume of broadcast, linear pay TV, and VOD from Internet and television service providers including television shows, movies, user generated videos, music, and other personal content including photos and home videos. In addition, proliferation of mobile consumption devices like tablets and entertainment-oriented smartphones creates additional demand for solutions that enable viewing when and where convenient for the user across multiple screens.
Advanced Television Technology as a Competitive Asset. Virtually all of the major television service providers in the United States are offering DVR technology to their customers. In addition, some are developing strategies to address (albeit in very diverse ways) the proliferation of broadband video and alternate devices such as tablet devices and TV Everywhere website portals. Some of these companies have indicated they consider such services a competitive tool to help differentiate their pay television services by offering their customers more programming features. We believe that the combination of our award winning, easy-to-use interface for televisions and mobile devices, and famous brand, hosted services, and customized advanced television solutions can make the advantages of this advanced TV technology available to the large number of operators who cannot afford to develop these technologies in house.
The Changing Television Advertising & Audience Measurement Industry. The decline of live linear television viewing, which is now only approximately 40% of viewing on the TiVo platform, along with the proliferation of additional content choices is requiring television advertisers to evaluate new and different ways to reach consumers and measure their interactions with content and advertising. The DVR and mobile devices which access broadband video have given viewers the freedom to view content when they want; and this time shifting has made it more difficult for advertisers to be assured that their commercials will be viewed by audiences at the regularly scheduled time the program is aired by network or local television stations. DVRs, in particular, allow viewers the freedom to fast-forward through all or a portion of commercial advertising incorporated into television and other programs, which means that advertisers are not assured that their commercials will be viewed at all. TiVo offers other programming options, such as video delivered by broadband to the television, which may result in further audience fragmentation.
In addition, subject to its privacy policy and applicable laws, TiVo collects data from its own and third-party set-top boxes that allows it to measure the viewing of television programs and commercials in a manner that we believe is significantly more accurate and insightful than the traditional approach to television measurement practiced by companies like Nielsen Media. This traditional approach is gradually being supplemented by additional alternate forms of measurement which we are uniquely positioned to provide. TiVo uses second-by-second viewing data from a large national sample of our set-top boxes to create highly detailed statistics which are not subject to the limitations of Nielsen’s minute by minute approach and program-based ratings.
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
Provide Compelling, Easy-to-Use Consumer Offering. Our advanced television solutions have an easy, intuitive user interface and many features that we believe dramatically improve a consumer's television viewing experience. Our advanced television solutions can support linear television delivered through cable, satellite, from the cloud, or over-the-air, television service provider VOD, and broadband video and consumed either on the television or on mobile devices. Our technology, including Digitalsmiths, enables consumers to find and watch their favorite content, whether it is on TV, VOD, or OTT, and helps them discover new programming through features that search and browse for content by subject, title, genre, actor, director, or channel, enjoy access to extra content via broadband and comprehensive episode guides, as well as suggesting programs that consumers may like through a variety of TiVo recommendation features.
 Offer Increasingly Differentiated Features and Services. Our goal is to lead the market with innovations that expand the value and potential of our advanced television services. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make our services more compelling for both current and potential customers. For example, we have launched TiVo products and apps for Android-enabled smart phones and tablets and iOS-enabled smartphones and tablets that allow viewers to control their set-top boxes as well as, to consume video both inside and outside the home. We continue to update the TiVo service with new audio and video applications such as Spotify and Amazon Instant Video. These applications give consumers a much richer and more powerful way to explore all of the content available to them and expand the population of devices upon which we can deploy our services. We expect that a significant portion of our future product development efforts will be focused on OTT and mobile capabilities, enabling the TiVo experience on additional consumer devices and screens, cloud-based services, personalization, and integration of new discovery paradigms like social network recommendations.
Develop Solutions for Television Service Providers. Part of our strategy focuses on developing versions of the TiVo and Digitalsmiths services that can be deployed by third-parties (typically television service providers) in conjunction with TiVo and third-party designed set-top boxes and other consumer electronic devices such as tablets in order to promote the mass deployment of devices utilizing our technology. For example, we are able to deliver a set-top box product to our television service provider customers that combines within one integrated user interface: on-demand viewing of linear broadcast television delivered by the television service provider through a built in DVR; access to on-demand viewing of a television service provider's own VOD service; and access to broadband delivered content (or so called over-the-top content). Additionally, we believe our retail business uniquely positions us versus other vendors to bring new products to market in rapid fashion because we are able to leverage our product development across our direct to consumer products as well as products and services provided to television service providers.
Extend TiVo Products Beyond the U.S. Market. We also believe there is a large opportunity to deploy the TiVo service and technology outside the United States. For example, in the United Kingdom, Virgin Media (Virgin), the United Kingdom's largest cable operator, now has over 2.5 million TiVo customers. To date, we have MSO subscriptions to the TiVo service in the geographies of Australia, Mexico, New Zealand, Spain, and Sweden as well. Our solutions have the ability to integrate broadband offerings for cable, satellite, and over-the-air television service providers and our strategy is to sign additional international partnerships and distribution agreements in the future. Typically, the parties distributing the TiVo service under these agreements are subject to significant deployment and marketing commitments.
Extend the TiVo Service to the Cloud. TiVo has been transitioning its service to the cloud over the past several years, which allows TiVo to offer its products on a multitude of devices beyond the set-top box. Further, TiVo is in the process of developing and testing a network DVR service that will allow Pay TV Operators to offer storage in the cloud reducing their expenditures on hardware, allowing recorded shows to be easily delivered to mobile devices, and enabling features and controls for both consumers and operators that weren’t possible with a set-top box based DVR. Additionally, the acquisition of Digitalsmiths, which provides a software-as-a-service search and recommendation service, enables TiVo to extend its portfolio of products and services through non-TiVo branded user experiences, and to offer services that can be deployed on less expensive and STBs or devices that lack built-in DVR capability.
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
We also offer audience research and measurement products through TiVo Research whose customers include advertisers, agencies, and broadcast and cable networks. These customers use TiVo Research's software and advanced data analytics which match TV tuning and purchase data in order to optimize advertising to the right audience. We believe this creates ad placement efficiency, drives more product sales for brands, and a higher return on media investment for advertisers while increasing advertising revenues for networks. We plan to continue to develop and enhance our measurement capabilities to generate additional revenues and provide additional innovative solutions, such as crossmedia measurement and programmatic buying products.
Further, we recently launched Seamless Insights, an analytics platform from Digitalsmiths that provides television service providers data both on the consumption of content by network and program and the interactions their customers have with their advanced television interface.
Our Technology
We have developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, cable through the use of CableCARDsTM, and from broadband video sources. The TiVo service is also deployed directly by North American satellite and cable operators such as DIRECTV, Grande, RCN, Suddenlink, GCI, Mediacom, Midcontinent Communications (Midco), CableONE, Cogeco, and others and internationally, such as with Virgin , Cableuropa S.A.U. ("ONO"), and Com Hem. Our strategy is to sign additional distribution agreements to make the TiVo service available on additional set-top boxes and mobile devices such as tablets or computers and in the future connected televisions and game consoles. We believe that our commitment to research and development will allow us to continue to innovate new products for our customers, even while we continue to focus on managing and reducing our overall research and development expenses as compared to fiscal year 2015. TiVo's technology for enabling the TiVo service includes: the TiVo service client software platform, mobile apps, the TiVo service infrastructure, and TiVo-enabled hardware designs.
TiVo Service Client Software. The TiVo service client software functions on set-top boxes, and as an app on tablets, and mobile devices which run the TiVo software. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure in the cloud. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain third-party set-top boxes, such as on a Cisco, Samsung, and Pace manufactured set-top boxes.
TiVo & Digitalsmiths Service Infrastructure. The TiVo service infrastructure operates the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, interactive advertising, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking, among other activities. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled set-top boxes for use in recommendations and personalization, and our audience research measurement efforts. The infrastructure has also been designed to work with the networks of service provider customers.

TiVo-Enabled Hardware Design. The TiVo-enabled hardware designs, including our latest TiVo Roamio line up of DVRs and TiVo Mini non-DVR set-top boxes, are specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, cable, OTT, and VOD. In addition, the TiVo-enabled hardware design allows for connection to broadband networks and mobile devices to enable existing and future services. We believe that the TiVo-enabled hardware design and our lack of dependence on third-party hardware design, which can delay time to market, allows us to innovate our client software at a faster pace.
Significant Relationships
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to DIRECTV's customer base. As of January 31, 2015, DIRECTV was our largest MSO customer by revenue, but no longer represents a meaningful portion of our 4.5 million MSO subscription base. Historically, DIRECTV has paid us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to an aggregate minimum monthly amount. However, due to the decline in the number of DIRECTV MSO subscriptions in recent years, in fiscal year 2015, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses related to the DIRECTV relationship.
In August 2014, our agreement with DIRECTV was extended. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement (which expires on February 15, 2018) and the revenues from DIRECTV are material to TiVo's net income.
Customer Service and Support
For our TiVo-Owned service, we provide customer support through outsourced service providers as well as our internal customer service personnel. In most cases, when our product is distributed through a television service provider (such as Grande, ONO, RCN, Suddenlink, Cogeco, GCI, and Virgin) the service provider is primarily responsible for customer support. We may provide training, network operating center, or NOC, support, and other assistance to these service providers.
Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.
We offer a manufacturer’s warranty of 90 days for labor and one year for parts on the DVRs TiVo manufacturers which enable our TiVo-Owned subscriptions. The one year warranty for parts is extended beyond one year for customers on monthly service plans who also use our latest Roamio DVRs for as long as such customers remain active. We contract with third-parties to handle warranty repair. Warranties provided to service providers who distribute TiVo hardware vary in length depending on the pricing paid by the buyer.
Research and Product Development
Our research and development efforts are focused on designing and developing the elements necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in millions)
Research and Development Expenses	$102.2	$106.9	$115.1
We decreased research and development spend by 4% in the fiscal year ended January, 31, 2015 as the number of our regular, temporary, and part-time employees engaged in research and development between January 31, 2014 and January 31, 2015 fell. In the fiscal year ending January 31, 2016, we currently expect our research and development expense to decrease from fiscal year 2015 levels as we benefit from a full year of efficiencies gained in the fiscal year ended January 31, 2015 and continue to focus on incremental research and development spend efficiencies, such as opening an offshore development center in Romania.
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
Seasonality
Sales of our TiVo-Owned devices and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual device sales and new TiVo-Owned subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, marketing development funds and other payments to channel, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSO, Digitalsmiths, and TiVo Research customers.
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs, other broadband enabled consumer electronic devices, and mobile apps, are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products offered by consumer electronics and software companies.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against solutions sold directly by cable, telecommunications, and satellite operators. These solutions typically combine pay television reception with DVR functionality and TV Everywhere (TVE) access for mobile devices; most of these DVRs include multiple tuners, high definition recording, and in most cases multi-room viewing capability. TVE access often includes some or all of the linear channel line-up and VOD offering. Some of these solutions are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not pro-actively select a DVR service. TVE for mobile devices and for website portals, could, over time, serve as a substitute to our retail products. We are aware of at least one U.S. cable operator, Cablevision, Inc., which is deploying remote storage-based DVR products. To the extent that cable operators offer regular television programming as part of their server-based VOD offerings and DVR technology, consumers may prefer not to acquire an independent set-top based DVR through retail channels.
Our retail products also compete against products with on-demand OTT services offered by consumer electronics companies including:

•Broadband capable devices and game consoles: We are seeing a proliferation of broadband enabled devices, such as connected televisions, “smartphones”, single purpose broadband set-top boxes, tablets, and gaming consoles that offer broadband delivered content. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access TVE content and OTT Internet-delivered video content through devices that many consumers may seek to acquire for other purposes. For example, many consumer electronics companies have television or DVD products that are Internet enabled and others have built dedicated devices for accessing video over the Internet such as AppleTV and Roku. Similarly, companies such as Sony and Microsoft have now enabled the digital delivery of video programming over the internet to their game consoles.
•Personal computers: Microsoft based PCs and Apple products (among others) enable a variety of entertainment features and services which offer alternatives to traditional DVR services, primarily via Internet delivery of content.

Competition in our MSO business. Our MSO revenues depend upon both our ability to successfully negotiate agreements with our service provider customers and, in turn, upon our customers’ successful commercialization of their underlying products. We face competition from companies such as NDS/Cisco, Ericsson (Mediaroom), Motorola/Arris, and from MSO internally developed solutions such as Comcast X1 and Liberty Global's Horizon, which have created competing products that provide user interface software for use on television set-top boxes and consumer electronic and mobile devices. Such companies may offer more economically attractive agreements to service providers and consumer electronics manufacturers by bundling multiple products together. We also face competition from internal development initiatives at some large service providers and consumer electronics manufacturers who may choose to develop similar products on their own rather than resell products/services developed by TiVo.
Competition in the Advertising and Research businesses. Digital video recorder services, in general, and TiVo, specifically, compete with other advertising media such as print, radio, television, VOD, Internet, and other emerging advertising platforms for a share of advertisers’ total advertising budgets. If advertisers do not perceive digital video recording services, in general, and TiVo specifically, as an effective advertising medium, they may be reluctant to advertise on the TiVo service. In addition, advertisers may not support or embrace the TiVo technology due to a belief that our technology’s ability to fast-forward through commercials will reduce the effectiveness of general television advertising. We compete with audience research companies such as Nielsen, and Rentrak for research spend from advertisers, advertising agencies, and television networks.
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 467 foreign and domestic patents and have approximately 332 foreign and domestic patent applications pending. For example, we own U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program and expires in July 2018. The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification. The majority of our patents have expirations beyond 2018.
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

Employees
As of February 28, 2015, we employed approximately 625 full-time employees. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of February 28, 2015):

Name	Age	Position
Thomas Rogers	60	President and CEO
Naveen Chopra	41	Senior Vice President, Chief Financial Officer
Jeffrey Klugman	54	Executive Vice President, Products and Revenue
Charles (Dan) Phillips	56	Chief Operating Officer
Matthew Zinn	50	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Pavel Kovar	41	Vice President, Chief Accounting Officer
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
Naveen Chopra was named Chief Financial Officer and Senior Vice President, Corporate Development and Strategy in December 2012 and is responsible for overseeing the Company's accounting and financial reporting, planning, tax, and treasury functions. In addition, Mr. Chopra is responsible for the Company's long-term business strategy focused on product distribution, corporate development and capital allocation. Mr. Chopra joined TiVo in 2003 as Director, Business Development, where he later served as Vice President, Business Development, before being promoted to Senior Vice President, Corporate Development and Strategy. Since July 2014, Mr. Chopra has served as a member of the Board of Directors of Vonage Holdings Corp. (NASDAQ:VG). He holds bachelor degrees in computer science and economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
Jeffrey Klugman was named Executive Vice President of Products and Revenue on December 20, 2012. Prior to that Mr. Klugman had served as Senior Vice President of Products and Revenue from November 1, 2009 to December 19, 2012. Prior to that Mr. Klugman had served as Vice President of Technology Licensing from December 2001 until February 2004, Vice President, TiVo Platform Business from February 2004 until April 2005, and Senior Vice President and General Manager, Service Provider and Advertising Products Division from April 2005 to November 2009. Prior to joining TiVo, Mr. Klugman was CEO of PointsBeyond.com, an Internet-portal focused on outdoor activities and adventures. In 1999, Mr. Klugman was Vice President of Marketing and Business Development for Quantum Corporation’s Consumer Electronics Business Unit. Mr. Klugman holds a B.S. degree in engineering with Honors from Carnegie Mellon University and an M.B.A. degree from the Stanford Graduate School of Business.
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
Pavel Kovar was named Vice President, Chief Accounting Officer in March 2013, prior to that Mr. Kovar had served as Vice President, Corporate Controller and Treasurer from June 2010 to January 2013. From September 2008 to June 2010, Mr. Kovar served as Senior Director, Corporate Controller. From February 2007 to September 2008 Mr. Kovar served as Director, Chief Accountant. Prior to that Mr. Kovar served as a Senior Manager at Ernst and Young LLP. Mr. Kovar holds a master's degree in International Trade from the University of Economics, Prague, Czech Republic and is a Certified Public Accountant in the State of California.
Other Information
TiVo was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (U.K.) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware. On July 18, 2012, we acquired TRA Global, Inc. a privately-held, media and marketing research company headquartered in New York, New York, now named TiVo Research and Analytics, Inc. (TiVo Research). On February 14, 2014, we acquired Digitalsmiths Corporation, a privately-held cloud based video search and recommendation service for the Pay TV industry, based in Raleigh, North Carolina.
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
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (Exchange Act). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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
We have incurred significant net losses in the past and may never achieve sustained profitability from our non-licensing related operations. We generate a significant amount of revenue from our patent settlement agreements with DISH, AT&T, Verizon, Motorola/Cisco which expire in calendar year 2018 or later, and if we are unable to renew or replace these revenues, our business would be harmed.
During the fiscal years ended January 31, 2015, 2014, and 2013, our net income (losses) were $30.8 million, $271.8 million, and $(5.3) million, respectively. As of January 31, 2015, we had an accumulated deficit of $(379.7) million. The size of future net losses or income will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo subscriptions, the prices at which we sell TiVo set-top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, and the amount and timing of settlement payments. In fiscal year 2012, we entered into patent settlement agreements with DISH and AT&T and in fiscal year 2013, we entered into a patent settlement agreement with Verizon. In fiscal year 2014, we entered into a patent settlement agreement with Motorola/Cisco. The patent settlement agreements with DISH, AT&T, Verizon, and Motorola/Cisco will generate recurring revenues for us until 2024, with the majority of these revenues received by 2019. We generate a significant amount of revenues as a result from these settlement agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result. Unless and until we generate significant additional revenues from our operations or substantially reduce our expenses, we may likely continue to incur losses in future fiscal years after we cease further receipt of our current legal settlement payments and we may never achieve sustained profitability. As such, in the future, continued net losses and negative cash flow could drain our existing cash balance.
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
In November 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization (STELAR). Among other things, STELAR repeals, one year after enactment, an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers. STELAR does not alter the requirement that cable operators provide separable security to retail devices and the cable industry has represented to Congress that it would continue to provide and support retail CableCARD devices in compliance with the separable security requirement. However, without continued use by operator leased devices, the prices charged by operators to consumers for CableCARDs could increase and support for retail CableCARD devices could deteriorate.
As part of STELAR, the FCC Chairman established a working group of technical experts, including a representative from TiVo, representing a wide range of stakeholders, to identify, report, and recommend performance objectives, technical capabilities, and technical standards of a not unduly burdensome uniform, and technology and platform neutral software based downloadable security system designed to allow retail devices to access multichannel video programming. The working group is directed to file a report with the FCC no later than 9 months after the date of the enactment of STELAR.
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
We face significant technological challenges in our development of TiVo products and services for our television service provider customers as well as challenges related to our dependence on certain third-party technology providers upon whom we depend to provide technology to us to allow us to meet the agreed upon feature and technology requirements requested by our television service provider customers. We also face challenges in managing our television service provider customer relationships while offering and marketing a competing retail DVR service. For example, we rely on access to and receipt of certain technologies from third-parties to enable Video on Demand and other content and search features on our products. Additionally, we have engaged in intellectual property infringement suits with parties that we may otherwise rely on for the delivery of necessary technologies for the enablement of key features of our products and as required by our contractual arrangements with our television service provider customers. For example, we previously engaged in patent infringement litigation with Motorola and Microsoft, who also license technology to us for use in our products to enable certain features. If we were unable to gain access to such technologies on reasonable commercial terms, we may be unable to provide certain features and functionalities in our products. In such an event, our products may not be competitive with similar products in the market and further we may not be able to comply with the contractual arrangements with certain of our television service provider customers, and in either case our business would be harmed as a result. Our ability to benefit from these agreements is dependent upon the mass deployment and adoption of our TiVo-branded and non-branded advanced television solutions, which may include TiVo-branded DVRs, third-party set-top boxes which run TiVo software, mobile (iOS and android) apps, and DVR and non-DVR set-top boxes, among other solutions, by the customers of our television service provider customers. If our television service provider customers do not market our service to their customers, either because of feature limitations due to our inability to access third party technologies or because of channel conflicts between our retail DVR service and our DVR service offered to our television service providers, then our business will be harmed. If we are unable to complete development of these products in a timely and efficient manner to the satisfaction of our television service provider customers, which includes hiring and retaining the necessary number of engineers and software developers to develop each partner’s customized solution, correctly estimating the amount of time and resources that are necessary to develop each such solution, licensing necessary third-party technology (such as, for example, technology which enables the display of VOD content from our partners), and enabling full-scale deployment of our TiVo-branded and non-branded advanced television solutions and services with our television service provider customers, we may not be able to acquire new subscribers from them under these agreements and our business would be harmed.
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
If we fail to adequately manage our increasingly complex distribution agreements, including licensing, development, and engineering services, we could be subjected to unexpected delays in the deployment of TiVo's advanced television solutions, increased costs, possible penalties and adverse accounting and contractual consequences, including termination of such distribution arrangements. In any such event, our business would be harmed.
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance, and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, Suddenlink, Com Hem, and ONO, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
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
Many of our current deployment arrangements with television service providers require us to incur significant upfront development, set-up and integration engineering expenses for which we are in total or in part compensated through future service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. For operators for which we are not hosting the TiVo service (generally outside North America), we would recognize them on a zero margin and then start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. For operators for which we are hosting the TiVo service (generally in North America), we would recognize these deferred integration costs on a straight-line basis after the solution is launched, while at the same time recognizing service revenues (and related margin). As of January 31, 2015, we had approximately $20.1 million in such project-specific deferred costs. As a consequence, it may either be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement or our overall profitability will be reduced by continued recognition of integration cost. If we fail to properly estimate, manage, and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
In the event of an early termination of these arrangements with our television service provider customers, we would be forced to recognize any deferred development costs which we have incurred but not recognized without corresponding revenues from development or subscription fees, and in such an event we would be forced to incur unexpected losses. From time to time during development and integration for our television service provider customers, we or our customers may request to revise certain terms of our contracts or statements of work to modify such deliverables required or to otherwise address circumstances and technological requirements not anticipated by the parties when the contract or statement of work was originally agreed upon. Additionally, from time to time, we have experienced delays and may in the future experience delays in our development work with our television service provider customers, which may cause us to modify the terms of those arrangements. If we were to fail in modifying the terms of these arrangements to the satisfaction of both parties and the arrangements were unexpectedly terminated early, we would have to recognize immediately any associated deferred costs that may no longer be deemed recoverable. In such an event that we would have to recognize early such deferred development and integration costs, we would be required to do so without any corresponding revenue in which case we would incur unexpected losses which would harm our business.
We face risks from the consolidation or change of control of television service providers both in the U.S. and internationally. We have marketing and distribution agreements with a number of different television service providers for the licensing and distribution of our technology, products, and services. To the extent our existing television service providers merge or are acquired by other television service providers, we risk losing an existing customer whose new owner may have an existing relationship with a competitor or we risk the loss of a potential customer who otherwise may have been interested in our products and services but whose new owner may not. We may also experience delays in adoption of our products or services due to a change in control of such television service providers. In the past year, Vodafone acquired our customer Ono and Comcast has agreed to acquire our customer Time Warner Cable, and AT&T has agreed to acquire our customer DIRECTV. In the event of such consolidation in the television industry, our business could be harmed by the loss of existing or potential future customers opportunities.
We face intense competition from a number of sources, which may impair our revenues, increase our subscription acquisition costs, and hinder our ability to generate new subscriptions.
The DVR and advanced television solutions market is rapidly evolving, and we face significant competition. Moreover, the market for in-home entertainment is intensely competitive and subject to rapid technological change. As a result of this intense competition, we could incur increased subscription acquisition costs that could adversely affect our ability to reach or sustain profitability in the future. If new technologies (such as internet streaming) render the DVR market obsolete, we may be unable to generate sufficient revenue to cover our expenses and obligations.
We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, content availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD, TVE (TV Everywhere), and OTT capabilities) offered by telecommunications, cable and satellite operators and DVRs and other advanced television solutions (e.g. VOD based services on set-top boxes or other consumer electronic devices (TV, BluRay player, etc.) which stream content remotely) offered by consumer electronics and software companies. To the extent consumer preferences for the consumption of video evolve to favor advanced television solutions that stream video (such as VOD, TV Everywhere (the delivery of linear TV channels and video via website and mobile and tablet apps), and OTT services (such as Netflix, Amazon Instant Video, Sling TV, and other services) to devices other than the TV rather than record TV on a DVR, consumers may be less likely to purchase our products and services and our business could be harmed.

Our revenues depend both upon our ability to successfully negotiate agreements with service provider customers and, in turn, upon our customers' successful commercialization of our licensed products and technology. We face competition from companies such as Ericsson (Mediaroom), Pace, Motorola (whose set-top box division was acquired by Arris), Cisco/NDS, and Rovi. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs. We also face competition from solutions that MSOs may internally develop such as the Comcast X1, DISH Hopper, and DIRECTV Genie.
We face a number of competitive challenges in the sale and marketing of the TiVo service and products that enable the retail version of the TiVo service.
Our success depends upon the successful retail marketing of the TiVo service and related DVRs.
We compete with other consumer electronics products and home entertainment services for consumer spending. DVRs and the TiVo service compete in markets that are crowded with other consumer electronics products and home entertainment services. The competition for consumer spending is intense, and many consumers may choose other products and services over ours. DVRs compete for consumer spending with products such as DVD players, satellite television systems, personal computers, video game consoles, and other dedicated over-the-top video streaming devices (such as Roku, AppleTV, and Amazon Fire TV). The TiVo service competes with home entertainment services such as cable and satellite television, movie rentals, pay-per-view, Video on Demand, and mail-order DVD services. Such competition could harm our business, financial condition, and results of operations.
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
Consumers may not be willing to pay for our products and services, we may be forced to discount our products and services, and we may introduce products and services at lower price points which could impact our revenues. Many of our customers already pay monthly fees for cable or satellite television. We must convince these consumers to pay a separate subscription fee to receive the TiVo service. Consumers may perceive the TiVo service and related DVR and non-DVR products as too expensive. In order to continue to grow our subscription base, we have lowered the price of our DVRs in the past and raised our subscription pricing and alternatively we may choose to raise our DVR pricing and lower our subscription pricing in the future. As a result of lower hardware pricing and higher subscription pricing, the profitability of such newly acquired customers was shifted outward in time as we need to first recoup the expenses incurred in connection with the sale of a heavily subsidized DVR. For competitive and financial reasons, we may need to change the pricing of our DVRs and our service fees again in the future. Furthermore, we have introduced non-DVR products such as TiVo Mini meant to expand the TiVo experience throughout the home, but such a product has a lower hardware cost and lower associated service fees and it may impact our total revenues as well as our ARPU per subscription to the extent these products are offered at lower subscription price points. The availability of competing services that do not require subscription fees or that are enabled by low or no cost DVRs will harm our ability to effectively attract and retain subscriptions, and in such an event our business would be harmed.
Growth in our TiVo-Owned subscriptions and related revenues could be harmed by offerings by our television distribution partners who also would be able to offer the TiVo service in the future. Our ability to grow our TiVo-Owned subscriptions and related revenues could be harmed by competition from our television distribution partners, such as RCN, Suddenlink, and others, who may be able to offer TiVo-branded DVR and non-DVR solutions to their customers at more attractive pricing than we may be able to offer the TiVo service to our TiVo-Owned customers. Furthermore, if we are unable to sufficiently differentiate the TiVo service offered direct to consumers by TiVo from the TiVo-branded DVR solutions offered by our licensing partners, customers who would have otherwise chosen the TiVo service offered direct to consumers by us may instead choose to purchase the TiVo-branded DVR solution from our licensing partners. Additionally, to the extent that potential customers defer subscribing to the TiVo service in order to wait for announced, but not yet deployed in their geographic area, TiVo-branded DVR solutions from our licensing partners, the growth of our TiVo-Owned subscriptions could be reduced. If our TiVo-Owned subscriptions continue to decrease, our business will be harmed.
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
Many consumers are not aware of the full range of benefits of our products and services. DVR products and services are a continually evolving consumer electronic category. Retailers, consumers, and potential partners may perceive little or no benefit from DVR products and services. Many consumers are not aware of its benefits, such as the ability to seamlessly integrate linear and broadband/VOD-based video, time-shifting of linear television, fast forward through advertisements/commercials, transfer of recorded programs to portable devices, access to web based and broadband delivered content not available through traditional cable and satellite operators, and therefore may not value the benefits of the TiVo service and products. We will need to continue to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.
We face competitive risks in the provision of an entertainment offering involving the distribution of digital content through broadband, including from broadband devices connected directly to the TV or through a PC or other device connected to the TV or to mobile devices.
We have previously launched access to the entertainment offerings of Amazon Video on Demand service, Netflix, Hulu Plus, VUDU, Pandora, and others for the distribution of digital content directly to broadband-connected TiVo devices. Our offerings with Amazon Video On Demand, Netflix, Hulu Plus, Pandora, and others typically involve no significant long-term commitments. We face competitive, technological, and business risks in our ongoing provision of an entertainment offering involving the distribution of digital content through broadband to consumer televisions with Amazon, Netflix, and others, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon, and Google that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering with Amazon Instant Video, Netflix, Hulu Plus, Pandora, and our other partners, on our own, or an equivalent offering with other third-parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.
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
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 66 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription (ARPU) for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2015, we had approximately 149,000 product lifetime subscriptions that had exceeded the 66 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
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
In addition, we face the following risks in relying on these third-parties:
If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs and non-DVRs that enable the TiVo service through a third-party contract manufacturer. Delays, product shortages, and other problems could impair our retail distribution and brand image and make it difficult for us to attract subscriptions. In addition, the loss of a manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do or which could prove time-consuming and expensive.
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
 In connection with our manufacturing operations, we maintain a finished goods inventory of the DVR units we produce throughout the year. Due to the seasonality in our business and our long-lead time product development and manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing of our DVR units well in advance of our peak selling periods. We also have risks with respect to changing hardware forecasts with our television service provider customers who may revise their purchase forecasts lower or higher after we have committed manufacturing resources to meeting such forecasts due to long-lead times and prior to the time in which such television service provider forecasts become contractually binding. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate mix of demand across our older and newer DVR models. If we were to overestimate demand for our DVRs, we may end up with inventories that exceed currently forecasted demand which would require us to record additional write-downs. If we were to underestimate demand for our DVRs, we may end up with inventory shortages causing us to fail to meet actual customer demand. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.
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
We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to the provision of the TiVo service to our MSO and retail customers to our marketing and sales efforts as well as communications with our MSO and retail customers and business partners. Computer hackers and other criminal elements have attempted to penetrate our network security and our website. Such cyberattacks threaten to misappropriate our proprietary information and cause interruption of our ability to provide the TiVo service to our MSO and retail customers and disrupt our back-end IT services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software, services, and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems, services and technologies. We have also outsourced a number of our business functions, including manufacturing, software development, and other activities, to third party contractors, and our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, and third party manufacturers and licensees to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:
•sensitive data regarding our business and our customers’ businesses, including intellectual property and other proprietary data, could be stolen;
• our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored and secured;
•our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;
•defects and security vulnerabilities could be exploited or introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyberincidents; and
•personally identifiable data of our customers, employees and business partners could be stolen or lost.
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
We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, Romania, India, Ukraine, the United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient engineering services and poor work product. As a result our business would be harmed, including our financial results, reputation, and brand.
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
The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Securities Exchange Commission and the Financial Accounting Standards Board (the "FASB") have focused on the integrity of financial reporting generally. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us in the first quarter of fiscal year 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in exclusion of certain future licensing revenues from the statement of operations after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income.
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
We have acquired and expect to acquire other companies and businesses in the future. On February 14, 2014, we acquired Digitalsmiths for $133.3 million in cash. Our future revenue growth and expansion of our business may rely on our successful integration of this and other acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:
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
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. For instance, recognizing the significant increase in our investments of cash as a result of our recent patent litigation settlements, we have instituted controls to monitor compliance with the Investment Company Act of 1940 (the “1940 Act”). If we fail to maintain compliance with the 1940 Act in the future such as by failing to continue to qualify for the research and development exemption under the 1940 Act, such noncompliance could have a significant adverse impact on our business. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, the delisting of our common stock from the Nasdaq Global Market, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.
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
As of January 31, 2015, options to purchase a total of 6,729,396 shares and 4,559,663 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 10,269,747 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans. In addition, there were potentially 15,462,193 shares to be issued upon conversion of our outstanding convertible senior notes maturing in 2016 ("4.0% Notes due 2016"). There were potentially 12,904,679 shares to be issued upon conversion of our outstanding convertible senior notes maturing in 2021 ("2.0% Notes due 2021"). There were potentially 12,904,679 shares to be issued upon conversion of common stock warrants which were issued in conjunction with the 2.0% Notes due 2021.
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
As previously reported on Current Report on Form 8-K filed on September 23, 2014 and Form 10-Q filed on December 3, 2014, we issued convertible senior notes with the aggregate principal amount of $230.0 million. Face value of our total long-term convertible debt as of January 31, 2015 was approximately $352.6 million. The indentures governing the convertible senior notes do not restrict our ability to incur additional indebtedness.
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
Our corporate headquarters, which houses our administrative, sales and marketing, customer service and product development activities, is located in San Jose, California, under a lease that expires on January 31, 2017. Our corporate headquarters includes two buildings totaling 127,124 square feet of office space and an additional 37,145 square feet of office space as part of another building. We have a total of 164,269 square feet of office space in San Jose. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 93% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. We also have operating leases for engineering, sales and administrative office space in New York City, New York; Denver, Colorado; Maynard, Massachusetts; and Durham, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2015, while the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated, the Company has accrued $1.0 million for an arbitration proceeding related to a contractual dispute. We expect the maximum exposure on this arbitration to be approximately $3 million.
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
On November 4, 2014, the District Court granted Kantar’s motion for attorneys' fees and expenses directly related to certain arguments advanced by TRA that the Court identified in its order. On December 4, 2014, the parties reached agreement on a stipulation that $1.5 million would be the amount of the fees and costs that the Company would have to pay in the event that the Company did not prevail on appeal. On January 5, 2015, the Company filed a notice of appeal of the Court’s order awarding Kantar attorneys’ fees and costs and believes it has strong arguments for reversal. However, in the case of adverse outcome, the Company believes the probable loss is approximately $1.5 million and in accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrued $1.5 million relating to this matter.

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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2015	High	Low
Fourth Quarter ended January 31, 2015	$13.30	$10.27
Third Quarter ended October 31, 2014	$14.29	$11.56
Second Quarter ended July 31, 2014	$13.95	$11.47
First Quarter ended April 30, 2014	$13.80	$11.31
Fiscal Year 2014	High	Low
Fourth Quarter ended January 31, 2014	$13.92	$12.08
Third Quarter ended October 31, 2013	$14.25	$10.47
Second Quarter ended July 31, 2013	$14.10	$10.67
First Quarter ended April 30, 2013	$13.49	$10.71
Holders of Record
As of March 13, 2015, we had 1,001 stockholders of record. The closing price of our common stock on March 13, 2015 was $10.64 per share.
Dividend Policy
We paid no cash dividends during the fiscal year ended January 31, 2015 and we have no current plans to pay a cash dividend in the future although we will continue to evaluate our dividend policy going forward.

Recent Sales of Unregistered Securities
As previously reported on Current Report on Form 8-K filed on September 23, 2014, TiVo issued convertible senior notes with the aggregate principal amount of $230.0 million and received approximately $223.6 million in proceeds after deducting the initial purchasers’ discount and estimated offering expenses. Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as representatives of the initial purchasers. Of the $230.0 million aggregate principal amount, $30 million was received pursuant to the exercise of the initial purchasers' overallotment option. The notes will pay interest semi-annually at a rate of 2.00% per year and mature on October 1, 2021. The notes ("2.0% Notes due 2021") were sold to the initial purchasers at 97.625% of par value.
The Company may not redeem the 2.0% Notes due 2021 prior to their maturity date although investors may convert the notes into cash or TiVo common stock at any time after July 1, 2021 at their option through maturity. The notes have an initial conversion rate of 56.1073 shares per $1,000 principal amount of notes. At the initial conversion rate, the initial conversion price will be approximately $17.82 per share. The conversion rate will be adjusted for certain dilutive events and will be increased in the case of corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the indenture governing the notes).
TiVo offered and sold the 2.0% Notes due 2021 to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers then sold the notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
November 1, through November 30, 2014	—	(1)	$—	2,886,506	$384,520,191
December 1, through December 31, 2014	6,202	(2)	$11.85	4,641,587	$328,746,906
January 1, through January 31, 2015	9,825	(3)	$11.00	2,211,016	$304,205,534
(1) During the month of November 2014 TiVo acquired 0 shares from employees upon the vesting of restricted stock.
(2) During the month of December 2014 TiVo acquired 6,202 shares at a weighted average price of $11.85 from employees upon the vesting of restricted stock.
(3) During the month of January 2015 TiVo acquired 9,825 shares at a weighted average price of $11.00 from employees upon the vesting of restricted stock.

TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. During the three past fiscal years ending January 31, 2015, we have purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2015, we had purchased 19,649,113 shares of common stock at a weighted average price of $12.51 per share for an aggregate purchase price of $245.8 million and the remaining authorized amount for stock repurchases under this program was $304.2 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2010, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.
* $100 invested on 1/31/2010 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	January 31,
	2010	2011	2012	2013	2014	2015
TiVo Inc.	100.00	107.21	115.02	147.89	137.36	115.96
NASDAQ Composite	100.00	126.90	134.50	152.96	204.19	231.72
RDG Technology Composite	100.00	127.39	132.52	144.05	182.19	207.81

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the fiscal years ended January 31, 2015, 2014, 2013, 2012, and 2011, respectively are presented below. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

The data set forth below (in thousands, except share and per share data) should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

	Fiscal Year Ended January 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data and share amounts)
Consolidated Statements of Operations Data:
Revenues
Service revenues	$150,007	$138,835	$133,725	$131,341	$140,649
Technology revenues	202,353	165,630	101,592	58,945	27,341
Hardware revenues	99,119	101,788	68,591	47,893	51,618
Net revenues	451,479	406,253	303,908	238,179	219,608
Cost and Expenses
Cost of service revenues	59,607	49,042	40,107	35,865	40,515
Cost of technology revenues	22,690	25,673	23,175	23,056	18,813
Cost of hardware revenues	95,505	96,633	78,183	59,439	69,033
Research and development	102,209	106,917	115,103	110,367	81,604
Sales and marketing	42,053	39,003	30,353	26,388	27,587
Sales and marketing, subscription acquisition costs	8,906	12,521	8,660	7,392	8,169
General and administrative	59,482	77,311	87,075	96,502	59,487
Litigation Proceeds	—	(108,102)	(78,441)	(230,160)	—
Income (loss) from operations	61,027	107,255	(307)	109,330	(85,600)
Interest income	4,147	4,727	3,951	5,672	1,397
Interest (expense) and other income (expense), net	(11,961)	(8,077)	(7,872)	(12,034)	(145)
Income (loss) before income taxes	53,213	103,905	(4,228)	102,968	(84,348)
Benefit from (provision for) income taxes	(22,381)	167,911	(1,036)	(807)	(164)
Net income (loss)	$30,832	$271,816	$(5,264)	$102,161	$(84,512)
Net income (loss) per share
Basic	$0.29	$2.29	$(0.04)	$0.88	$(0.74)
Diluted	$0.28	$1.99	$(0.04)	$0.80	$(0.74)

Income (loss) for purposes of computing net income (loss) per share:
Basic	$30,832	$271,816	$(5,264)	$102,161	$(84,512)
Diluted	$35,837	$276,825	$(5,264)	$109,140	$(84,512)

Weighted average shares used to calculate basic net income (loss) per share	106,799,817	118,445,466	119,411,727	116,592,943	113,490,177
Weighted average shares used to calculate diluted net income (loss) per share	126,779,467	138,801,463	119,411,727	136,255,424	113,490,177

	As of January 31,
	2015	2014	2013	2012	2011

Consolidated Balance Sheets Data:
Cash and cash equivalents	178,217	253,713	169,555	71,221	70,891
Short-term investments	564,744	748,759	449,244	138,216	173,691
Total assets	1,177,521	1,301,791	719,810	285,818	310,812
Long-term portion of deferred revenues	255,816	331,534	81,336	34,857	28,990
Convertible senior notes	352,562	172,500	172,500	—	—
Total stockholders' equity	309,313	549,085	313,027	168,756	197,141

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the section entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation television software services and innovative cloud-based software-as-a-service solutions that enable viewers to consume content across all screens in and out of the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing and recording, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to application on third-party devices such as iOS and Android mobile phones and tablets through features such as What to Watch Now, OnePass, integrated search (including content from traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, and TiVo Online/Mobile Scheduling. As of January 31, 2015, there were over 5.5 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute TiVo devices third-party retailers and through our on-line store at TiVo.com. Additionally, in our MSO business we generate service and, in some cases, hardware revenues, by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers.
On February 14, 2014, we acquired Digitalsmiths Corporation, one of the Pay TV industry's most broadly adopted cloud based search and recommendation services. We believe this acquisition will broaden our product and service portfolio and increases our engagement among consumer electronics manufacturers, Pay TV operators, and content providers. Additionally, we generate advertising and audience research and measurement revenues by providing innovative advertising and audience measurement solutions for the television industry. We acquired a data analytics company, TRA Global, Inc. in July 2012, which we have renamed TiVo Research and Analytics, Inc. (TiVo Research).
We are focused on enhancing long term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On January 29, 2014 we announced that the Board had increased the amount of the discretionary share repurchase program to $300 million. As of July 31, 2014 we had purchased 17,939,094 shares of common stock under this program at a weighted average price of $11.94 per share for an aggregate purchase price of $214.2 million and the remaining authorized amount for stock repurchases under this program was $85.8 million with a termination date of August 29, 2015. On August 26, 2014, we announced our board of directors had authorized a new $350 million discretionary share repurchase program to replace the prior authorization that had $85.8 million remaining. This new $350 million share repurchase program will expire on January 31, 2017. On September 5, 2014, our board of directors authorized an additional $200 million repurchase of shares increasing our existing share repurchase program from $350 million to $550 million. Under the current discretionary share repurchase program and as of January 31, 2015, we had purchased 19,649,113 shares of common stock at a weighted average price of $12.51 per share for an aggregate purchase price of $245,794,466 and the remaining authorized amount for stock repurchases under this program was $304.2 million
We have engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments of approximately $1.6 billion from intellectual property litigation.
Executive Overview
Fiscal year 2016
In the fiscal year ending January 31, 2016, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution relationships both in the U.S. and internationally as well as our TiVo-Owned direct and retail sales with our TiVo RoamioTM product line (all-in-one approach to live, recorded, on demand, and over-the-top television) and our recently launched TiVo OTA products which provide DVR and integrated OTT viewing capabilities for those consumers who receive television programming via a terrestrial antenna. We expect to further grow our MSO subscription base during the fiscal year ending January 31, 2016. However, net subscription growth in our installed base of MSO subscriptions may be slightly offset by potential declines in our net TiVo-Owned subscriptions.
•We expect to continue our efforts to drive TiVo-Owned subscriptions. This includes initiatives to offer products into newer segments such as OTA (over-the-air) and product enhancements focused on content, mobile, and personalization to improve the viewing experience. To the extent these efforts are successful at growing our subscription base, we may invest incremental capital in subscription acquisition activities and/or further product enhancements.
•We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers to increase our MSO service revenues in the long term. As a result, we expect MSO hardware revenues and margins to likely decline in the future as U.S. MSO customers transition to third-party hardware such as Pace and other products which can support our TiVo service. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
•We expect to see revenue growth from our acquisition of Digitalsmiths. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay TV operators as well as various consumer electronics manufacturers and content providers. Most of these relationships are at the early stages of deployment and we expect increased penetration will drive further growth. Additionally, we are focused on signing additional distribution customers for Digitalsmiths both in the U.S. and internationally as well as launching new Digitalsmiths' products and services, such as the recently launched analytics product Seamless Insights, in the future.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2016 to continue to be significant but to be at lower levels than the fiscal year ended January 31, 2015 as we continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, out-of-home streaming capabilities, data analytics, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop or implement. As such, to the extent that our development costs exceed upfront development or implementation fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of January 31, 2015 we had deferred costs of approximately $20.1 million related to development work, largely related to Com Hem, Charter Communications Operating, LLC (Charter), and Cogeco. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs outside of North America, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions. Management reviews this metric, and believes it may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the twelve months ended January 31, 2015, 2014, and 2013, respectively. The TiVo-Owned lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO lines refer to subscriptions sold to consumers by MSOs such as Com Hem, ONO, RCN, Suddenlink, Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the percent of TiVo-Owned subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2015	2014	2013
TiVo-Owned Subscription Gross Additions:	154	126	117
Subscription Net Additions/(Losses):
TiVo-Owned	(22)	(63)	(80)
MSOs	1,285	1,123	950
Total Subscription Net Additions/(Losses)	1,263	1,060	870
Cumulative Subscriptions:
TiVo-Owned	944	966	1,029
MSOs	4,528	3,243	2,120
Total Cumulative Subscriptions	5,472	4,209	3,149
Average Subscriptions:
TiVo-Owned Average Subscriptions	943	987	1,062
MSO Average Subscriptions	3,888	2,656	1,651
Total Average Subscriptions:	4,831	3,643	2,713
Total MSO Households	3,889	2,912	1,980
MSO Average Households	3,403	2,436	1,397
Fully Amortized Active Lifetime Subscriptions	149	165	194
% of TiVo-Owned Cumulative subscriptions paying recurring fees	46%	50%	53%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as TiVo Mini for which (i) a consumer has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (product lifetime subscriptions). Beginning in October 2014, each TiVo Mini device sale includes a product lifetime subscription for that TiVo Mini device. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 9% and 3% of cumulative TiVo-Owned subscriptions as of January 31, 2015 and 2014. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned subscriptions declined by 22,000 subscriptions during the fiscal year ended January 31, 2015, as compared to a decrease of 63,000 in the same prior year period. The improvement in net TiVo-Owned Subscription losses of 41,000 subscriptions was largely related to increased gross subscription additions, which grew by 22% versus Fiscal Year 2014. This growth was primarily related to increased sales of TiVo Minis which increased as a result of changes in our whole home pricing which bundles a product lifetime subscription with each TiVo Mini device. Additionally, TiVo Mini comprised 37% of gross subscription additions in Fiscal Year 2015 as compared to 19% in Fiscal Year 2014.The TiVo-Owned installed subscription base decreased to 944,000 as of January 31, 2015 as compared to 966,000 as of January 31, 2014. We believe the year over year decrease in total TiVo-Owned Subscriptions was largely due to continued pressure on subscription gross additions resulting from increased competition from DVRs distributed by cable and satellite companies and the increased number of devices that deliver streaming video over the internet to consumers as we continued to have fewer TiVo-Owned Subscription gross additions than TiVo-Owned Subscription cancellations.
For the fiscal year ended January 31, 2015 our MSO installed subscription base increased by 1.3 million subscriptions to approximately 4.5 million subscriptions. This increase in cumulative MSO Subscriptions is due to subscription growth from a variety of partners including Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, Atlantic Broadband, Com Hem, CableONE, and others. This subscription growth is mostly related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributor. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
TiVo-Owned subscriptions declined by 63,000 subscriptions during the fiscal year ended January 31, 2014, as compared to a decrease of 80,000 in the same prior year period. This improvement was driven by increased TiVo-Owned subscriptions gross additions combined with decreased churn as a greater portion of our TiVo-Owned subscription base has transitioned to our newer hardware models which have lower churn. TiVo-Owned installed subscription base was approximately 1.0 million subscriptions as of January 31, 2014, which was relatively flat as compared to the same prior year period.
For the fiscal year ended January 31, 2014 our MSO installed subscription base increased by 1.1 million subscriptions to approximately 3.2 million subscriptions. This increase in subscriptions was due to subscription growth from a variety of partners including Virgin, RCN, Suddenlink, ONO, Grande, GCI, Midcontinent, Com Hem, CableONE, and others. This subscription growth is largely related to international MSO subscriptions.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2015	2104	2013
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(176)	(189)	(197)
Average TiVo-Owned subscriptions	943	987	1,062
Annual Churn Rate	(19)%	(19)%	(19)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(1.6)%	(1.6)%	(1.5)%
TiVo-Owned Churn Rate per month remained flat at (1.6)% for the fiscal year ended January 31, 2015. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose TiVo-enabled devices have not contacted the TiVo service within the prior six months. Additionally, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Fiscal Year Ended January 31,
Subscription Acquisition Costs	2015	2014	2013
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$8,906	$12,521	$8,660
Hardware revenues	(99,119)	(101,788)	(68,591)
Less: MSOs related hardware revenues	75,594	74,498	45,849
Cost of hardware revenues	95,504	96,633	78,183
Less: MSOs related cost of hardware revenues	(58,214)	(56,643)	(38,435)
Total Acquisition Costs	22,671	25,221	25,666
TiVo-Owned Subscription Gross Additions	154	126	117
Subscription Acquisition Costs (SAC)	$147	$200	$219
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
During the twelve months ended January 31, 2015, our total acquisition costs were $22.7 million, which was a $2.6 million decrease as compared to the same prior year period. This decrease was primarily due to decreased sales and marketing subscription acquisition costs of $3.6 million. The decrease in sales and marketing subscription acquisition costs was the result of significant promotions in the prior year period which included the initial launch of Roamio that were not present in the current period. Partially offsetting the decreased sales and marketing subscription acquisition costs was a decrease in the hardware gross margins which is a result of changes in the pricing of our TiVo Mini product and introduction of our TiVo Roamio OTA (Over-the-Air) product. SAC decreased by $53 for the twelve months ended January 31, 2015 as compared to the same prior year period as a result of the increase in subscription gross additions and the decrease in sales and marketing, subscription acquisition costs as compared to the same prior year period.
During the twelve months ended January 31, 2014, our total acquisition costs were $25.2 million, which was relatively flat as compared to the same prior year period. Our sales and marketing, subscription acquisition costs increased by $3.9 million, as compared to the same prior year period due to increased marketing efforts associated with the release and holiday sales of our new Roamio DVRs. This increase in sales and marketing subscription acquisition costs was offset by a decrease in our hardware gross margin loss of $4.3 million as compared to the prior year. This decrease in hardware gross margin loss was largely driven by improved economic margins on the Roamio DVRs. SAC decreased by $19 for the twelve months ended January 31, 2014 as compared to the same prior year period largely as a result of the increase in subscription gross additions as compared to the same prior year period.
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

	Fiscal Year Ended January 31,
Service Revenues	2015	2014	2013
	(In thousands)
TiVo-Owned-related service revenues	$88,249	$94,837	$102,146
MSOs'-related service revenues	44,516	33,066	22,982
Media services and other service revenues	17,242	10,932	8,597
Total Service Revenues	$150,007	$138,835	$133,725
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2015	2014	2013
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$88,249	$94,837	$102,146
Average TiVo-Owned revenues per month	7,354	7,903	8,512
Average TiVo-Owned subscriptions per month	943	987	1,062
TiVo-Owned ARPU per month	$7.80	$8.01	$8.02

The decrease in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2015 as compared to the same prior year periods, was due primarily to a percentage increase in TiVo Mini sales bundled with product lifetime service, which have much lower average service revenues than DVRs. We expect to continue to see further decreases in the future in TiVo-Owned ARPU to the extent the number of TiVo-Owned subscriptions that are from non-DVR devices, such as TiVo Mini which have lower product lifetime service fees than for DVRs, remains at current levels or increases.
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

Revenue Recognition
We generate service revenues from fees for providing the TiVo service to consumers and operators and through the sale of advertising and audience research measurement services. We also generate technology revenues from licensing technology (Refer to Note 17. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial part of our revenues are derived from multiple element arrangements.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. Service revenue is generally recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
Our multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVR and non-DVR STBs and TiVo service to consumers; arrangements with multiple system operators and broadcasters (MSOs) which generally include delivery of software customization and set up services, training, post contract support (PCS), TiVo-enabled DVRs and non-DVR STBs and TiVo service; and bundled sales of advertising and audience research measurement services.
We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither vendor specific object evidence (VSOE) nor third party evidence (TPE) of selling price exists for a deliverable, we use our best estimated selling price (BESP) for that deliverable. Any discounts offered by TiVo are allocated to each of the deliverables based upon their relative selling price. Revenue allocated to each element, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective element.
Consistent with our methodology under previous accounting guidance, if available, we determine VSOE of fair value for each element based on historical standalone sales to third-parties or from the stated renewal rate for the elements contained in the initial contractual arrangement. We currently estimate selling prices for our PCS, training, TiVo-enabled DVRs and non-DVR STBs for MSOs, and consumer TiVo service based on VSOE of selling price.
In some instances, we may not be able to obtain VSOE of selling price for all deliverables in an arrangement with multiple elements. This may be due to TiVo infrequently selling each element separately or not pricing products within a narrow range. When VSOE cannot be established, we attempt to estimate the selling price of each element based on TPE. TPE would consist of competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that the comparable pricing of products with similar functionality or services cannot be obtained. Furthermore, we sell TiVo-enabled DVRs and non-DVR STBs to consumers whereas our competitors usually lease them to their customers. Therefore, TiVo is typically not able to obtain TPE of selling price.
When we are unable to establish a selling price using VSOE or TPE, which is generally the case for sales of TiVo-enabled DVRs and non-DVR STBs to consumers and advertising and audience research measurement services, we use our BESP in determining the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. BESP is generally used for offerings that are not typically sold on a standalone basis or for new or highly customized offerings.
We establish pricing for our products and services by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and industry pricing practices. When determining BESP for a deliverable that is generally not sold separately, these factors are also considered.
TiVo-enabled DVRs and non-DVR units and TiVo service
TiVo sells the DVR and non-DVR STBs and service directly to end-users through bundled sales programs through the TiVo website. Under these bundled programs, the customer receives a DVR or non-DVR-STBs and commits to a minimum subscription period of one to three years or product lifetime and has the option to either pay a monthly fee over the subscription term (monthly program) or to prepay the subscription fee in advance (prepaid program). After the initial committed subscription term, the customers have various pricing options at which they can renew the subscription.
The VSOE of selling price for the subscription services is established based on standalone sales of the service and varies by service period. We are not able to obtain VSOE for the DVR or non-DVR STBs element due to infrequent sales of standalone DVR or non-DVR STBs to consumers. The BESP of the DVR or non-DVR STBs is established based on the price that we would sell the DVR or non-DVR STBs without any service commitment from the customer. Under these bundled programs, revenue is allocated between hardware revenue for the DVR or non-DVR STBs and service revenue for the subscription using on a relative basis, with the hardware revenue recognized upon delivery, up to an amount not contingent on future service delivery, and the subscription revenue recognized over the term of the service.
Subscription revenues from product lifetime subscriptions are recognized ratably over our estimate of the useful life of a TiVo-enabled DVR or non-DVR STBs associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. We continuously monitor the useful life of a TiVo-enabled DVR or non-DVR STBs and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. We recognize product lifetime subscription revenues over a product lifetime of 66 months.
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
Recognition Period for Product Lifetime Subscription Revenues.
We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. We recognize product lifetime subscription revenues over a product lifetime of 66 months. The estimate of the expected life is dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2015, 149,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 30% of our active lifetime subscriptions. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of our standard definition TiVo units with high definition programming and increased competition, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates.
We enter into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. We usually incur development cost for which we are in total or in part compensated through service fees received after a solution launch. When we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project. We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. For these projects we believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by us including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions Part I. Item lA. Risk Factors under the heading “Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.” For the fiscal year ended January 31, 2015, the majority of our technology revenues (after excluding revenues from our licensing agreements with DISH, AT&T, Verizon, and Motorola/Cisco) were related to Com Hem, ONO, and Virgin (United Kingdom).
Valuation of Inventory.
We value inventory at the lower of cost or market with cost determined on the first-in, first-out method. We base write-downs of inventories upon current facts and circumstances and determine net realizable value on an aggregate pool basis (DVR type and non-STBs). We perform a detailed assessment of excess and obsolete inventory and purchase commitments at each balance sheet date, which includes a review of, among other factors, demand requirements and market conditions. Based on this analysis, we record adjustments, when appropriate, to reflect inventory of finished products and materials on hand at lower of cost or market and to reserve for products or materials which are not forecasted to be used. We also record accruals for charges that represent management’s estimate of our exposure to the contract manufacturer for excess non-cancelable purchase commitments. Although we make every effort to ensure the accuracy of our forecasts of product demand and pricing assumptions, any significant unanticipated changes in demand, pricing, or technological developments would significantly impact the value of our inventory and our reported operating results. If we find that our estimates are too optimistic and determine that our inventory needs to be written down, we will be required to recognize such costs in our cost of revenue at the time of such determination. Conversely, if we find our estimates are too pessimistic and/or circumstances beyond our control change and we subsequently sell product that has previously been written down, our gross margin in the period of sale will be favorably impacted.
Business Combinations.
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
Goodwill.
We have goodwill in the amount of $99.4 million as of January 31, 2015, which represents the excess of the purchase price of our acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies and a knowledgeable and an experienced workforce who joined TiVo after these acquisitions. Goodwill is not amortized, but is tested instead for impairment. The majority of goodwill is not expected to be tax deductible for income tax purposes.
Goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year using a two-step model. Management has determined that we have one reporting unit. We have the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended January 31, 2015, we performed a Step 1 quantitative assessment of our goodwill and did not identify an impairment of goodwill. In each period presented the fair value of the reporting unit exceeded its carrying value, thus we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded.
Intangible Assets.
Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Useful lives generally range from two to seven years. Purchased intangibles include intangible assets subject to amortization, such as developed technology, intellectual property rights, customer relationships, and trade names. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to not be recoverable, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Fair value is estimated based on discounted future cash flows.
We recognized no non-cash impairment charges during the twelve months ended January 31, 2015.
TiVo recognized non-cash impairment charges of $4.8 million in the three and twelve months ended January 31, 2014 of which $4.5 million related to intangible assets acquired as part of the TiVo Research acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TiVo Research for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses.
Deferred Tax Assets.
We make certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. From time-to-time, we evaluate the expected realization of our deferred tax assets and determine whether a valuation allowance needs to be established or released. In determining the need for and amount of our valuation allowance, we assess the likelihood that we will be able to recover our deferred tax assets using historical levels of income and estimates of future income. Our estimates of future income include our internal projections and various internal estimates and certain external sources which we believe to be reasonable, but that are unpredictable and inherently uncertain. We also consider the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted, and the type of deferred tax assets and liabilities. In assessing whether a valuation allowance needs to be established or released, we use judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence. Recent historical income or loss and future projected operational results have the most influence on our determinations of whether a deferred tax valuation allowance is required or not.
Recent Accounting Pronouncements
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for TiVo on February 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
Results of Operations

Net Revenues.
Our net revenues for the fiscal years ended January 31, 2015, 2014, and 2013 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2015		2014		2013
	(In thousands, except percentages)
Service revenues	$150,007	33%	$138,835	34%	$133,725	44%
Technology revenues	$202,353	45%	$165,630	41%	$101,592	33%
Hardware revenues	$99,119	22%	$101,788	25%	$68,591	23%
Net revenues	$451,479	100%	$406,253	100%	$303,908	100%
Change from same prior year period	11%		34%		38%
Service Revenues. The increase in service revenues of $11.2 million for the fiscal year ended January 31, 2015, as compared to the same prior year period was related to an increase in MSO-related service revenues of $11.5 million due a larger subscription base and also to full year of recognition of Virgin service revenues which began during the three months ended January 31, 2014 and to recognition of ONO service revenues which began during the three months ended January 31, 2015. This increase was combined with an increase in Media service and other revenues of $6.3 million largely related to the acquisition of Digitalsmiths. These increases were partially offset by decreases in TiVo-Owned subscription revenues of $6.6 million. This decrease in TiVo-Owned subscription revenues is primarily due to the decrease in our subscription base.
The increase in service revenues of $5.1 million for the fiscal year ended January 31, 2014, as compared to the same prior year period was primarily due to increases in our MSO service revenues and audience measurement revenues associated with our acquisition of TiVo Research.
Technology Revenues. Technology revenues for the fiscal years ended January 31, 2015, and 2014 increased as compared to the same prior year periods primarily due to the settlement and license agreements with Verizon and Google/Motorola Mobility and Cisco, additional licensing revenues in excess of contractual minimums, and to a lesser extent the timing of revenue recognition related to various technology related projects.
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through January 31, 2015 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
2015	169,641	83,579
Total	$418,289	$752,339
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility is expected to be recognized (revenues) and received (cash) on an annual basis for the fiscal years as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
	(in thousands)
Fiscal Year Ending January 31,
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021 - 2024	6,338	—
Total	$615,925	$281,876
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2015 decreased by $2.7 million as compared to the same prior year period. The decrease in net hardware revenues is largely related to changes in sales mix. While we sold an increased number of units to our consumer and MSO customers, a larger portion of those units were lower priced non-DVR units as compared to the same prior year period. We expect hardware revenue related to MSO business to decrease in the future as many of our operator partners choose to deploy the TiVo service on third-party hardware.
Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2014 increased by $33.2 million as compared to the same prior year period. These increases in net hardware revenues are largely related to increased hardware units sold to our MSO customers.
Cost of service revenues.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Cost of service revenues	59,607	49,042	40,107
Change from same prior year period	22%	22%	12%
Percentage of service revenues	40%	35%	30%
Service gross margin	90,400	89,793	93,618
Service gross margin as a percentage of service revenues	60%	65%	70%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, amortization of acquired intangible assets, and other expenses related to providing the TiVo service, audience research and measurement services through TiVo Research, and the Digitalsmiths service. Cost of service revenues increased by $10.6 million during the fiscal year ended January 31, 2015, as compared to the same prior year period. The increase was due to amortization of intangibles from the acquisition of Digitalsmiths, which was $6.0 million for fiscal year ended January 31, 2015 as well as increases in costs for MSO partner support and maintenance contracts driven by increased service revenues.
Cost of service revenues increased by $8.9 million during the fiscal year ended January 31, 2014 as compared to the same prior year period. This increase in cost of service revenues is largely related to the costs associated with audience measurement research following the acquisition of TiVo Research and includes $3.3 million in expenses related to an impairment charge.

Cost of technology revenues.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Cost of technology revenues	22,690	25,673	23,175
Change from same prior year period	(12)%	11%	1%
Percentage of technology revenues	11%	16%	23%
Technology gross margin	179,663	139,957	78,417
Technology gross margin as a percentage of technology revenues	89%	84%	77%
Cost of technology revenues includes costs associated with our development work primarily for Com Hem, Virgin, ONO and our other international and domestic projects. Cost of technology revenues decreased by $3.0 million during the fiscal year ended January 31, 2015 as compared to the same prior year period. This decrease was related primarily to the recovery of deferred development costs for Virgin recognized during the fiscal year ended January 31, 2014 and the decreased volume of development work for certain MSO partners.
The increase in cost of technology revenues for the fiscal year ended January 31, 2014, as compared to the same prior year period, was related primarily to the number of ongoing technology projects and the timing of recognition of revenues for those projects during the period. During the fiscal year ended January 31, 2014, we recognized $9.8 million in technology costs associated with completion of our ONO development work.
In certain of our distribution deals, we are not being paid in full for the upfront engineering development costs. However, in exchange, we are receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees will be used to recover the initial development costs and therefore will be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
Thus, in accordance with our revenue recognition policies, we have deferred costs of approximately $20.1 million related to development work, largely related to Com Hem, Charter, and Cogeco and these costs are recorded on our Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at January 31, 2015. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Cost of hardware revenues	$95,505	$96,633	$78,183
Change from same prior year period	(1)%	24%	32%
Percentage of hardware revenues	96%	95%	114%
Hardware gross margin	$3,614	$5,155	$(9,592)
Hardware gross margin as a percentage of hardware revenue	4%	5%	(14)%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs and non-DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer business. Our cost of hardware revenues for the fiscal year ended January 31, 2015 decreased as compared to the same prior year period. The decrease is largely related to changes in sales mix. While we sold an increased number of units to our consumer and MSO customers as compared to the same prior year period, a larger portion of those units were non-DVR units which have lower costs.
Our cost of hardware revenues for the fiscal year ended January 31, 2014 increased by $18.5 million as compared to the same prior year periods as we sold a larger volume of products to our MSO customers as compared to the same prior year periods.
Hardware gross margin for the fiscal year ended January 31, 2015 decreased by $1.5 million as compared to the same prior year period largely due to the mix of units sold and the channel in which they were sold during the period as compared to the same prior year periods. As our hardware sales to our MSO customers are likely to decline in future periods as our MSO customers continue to transition to third-party hardware such as the Pace DVR and non-DVR products, we expect our hardware gross margin to decrease.
Hardware gross margin for the fiscal year ended January 31, 2014 improved by $14.7 million to $5.2 million as compared to the same prior year period largely due to more DVR units sold to our MSO customers during the fiscal year at a higher average selling price per unit and which had a lower or no hardware subsidy (as historically we have at times sold our hardware at a loss in our TiVo-Owned business as a means to acquire new subscriptions) as compared to the same prior year period.
The improved hardware gross margins during the fiscal year ended January 31, 2014 were largely associated with our MSO hardware sales which generated hardware gross margins of $17.9 million. This positive MSO hardware gross margin was offset by hardware gross margin loss of $12.7 million related to our TiVo-Owned retail sales.
Research and development expenses.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Research and development expenses	$102,209	$106,917	$115,103
Change from same prior year period	(4)%	(7)%	4%
Percentage of net revenues	23%	26%	38%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality. During the fiscal year ended January 31, 2015, research and development expenses decreased by $4.7 million as compared to the same prior year period. These decreases were largely related to decreased headcount and headcount related costs as we have increased our efforts to improve our engineering efficiency and lower our research and development costs.
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

Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Sales and marketing expenses	$42,053	$39,003	$30,353
Change from same prior year period	8%	28%	15%
Percentage of net revenues	9%	10%	10%
Sales and marketing expenses consist primarily of employee salary related expenses, consulting expenses, and amortization of acquired intangibles. During the year ended January 31, 2015, sales and marketing expenses increased by $3.1 million as compared to the same prior year period. These increases are largely related to our acquisition of Digitalsmiths. Amortization of acquired customer relationship intangibles was $3.7 million for the year ended January 31, 2015 as compared to $0.4 million for the same prior year periods.

Sales and marketing expense for the fiscal year ended January 31, 2014 increased by $8.7 million as compared to the same prior year period. This increase is largely related to the additional headcount and sales related activities of which a portion is associated with our audience research sales and to launch activities related to our new line-up of next generation TiVo Roamio DVRs. Additionally, included in the expenses for the period ended January 31, 2014 are $1.5 million associated with an intangible asset impairment.
Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$8,906	$12,521	$8,660
Change from same prior year period	(29)%	45%	17%
Percentage of net revenues	2%	3%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the year ended January 31, 2015 decreased by $3.6 million as compared to the same prior year period due to decreases in advertising spending versus the year ended January 31, 2014 where we launched our new Roamio DVR and introduced the out-of-home streaming feature. As indicated by the trends between fiscal years 2015, 2014, and 2013, total sales and marketing subscription acquisition costs vary based on the extent of marketing that is executed and on the number of TiVo-Owned units that are sold. We continue to evaluate the efficiency of these expenses in driving subscription growth and to the extent these efforts are successful, we may choose to increase sales and marketing subscription acquisition costs to drive further increases in our subscription base.
Sales and marketing, subscription acquisition costs for the fiscal year ended January 31, 2014 increased by $3.9 million as compared to the same prior year periods due to increased advertising spending as we deployed our new Roamio DVR and introduced the out-of-home streaming feature.

General and administrative expenses.

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands, except percentages)
General and administrative	$59,482	$77,311	$87,075
Change from same prior year period	(23)%	(11)%	(10)%
Percentage of net revenues	13%	19%	29%
Litigation expense (included in total general and administrative costs above)	$4,869	$24,594	$38,055
Change from same prior year period	(80)%	(35)%	(25)%
Percentage of net revenues	1%	6%	13%
General and administrative, net of litigation expense	$54,613	$52,717	$49,020
Change from same prior year period	4%	8%	7%
Percentage of net revenues	12%	13%	16%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the fiscal year ended January 31, 2015, general and administrative expenses decreased by $17.8 million as compared to the same prior year period. The decrease was primarily related to decreased legal fees of $19.7 million and were associated with litigation expenses related to our patent enforcement cases in the prior year. The decrease in legal fees for the year ended January 31, 2015 was offset by accruals totaling $2.5 million in the period in connection with our litigation with Kantar and an arbitration related to a contractual dispute, described in Note 9 "Commitments and Contingencies." General and administrative expense, net of litigation expense, increased in the amount of $1.9 million during the fiscal year ended January 31, 2015 as compared to the same prior year periods. The increase was related largely to headcount related expenses.

During the fiscal year ended January 31, 2014, general and administrative expenses decreased by $9.8 million as compared to the same prior year period. This decrease was primarily due to decreased legal expenses of $13.5 million related to litigation expenses for our patent enforcement cases. This decrease was offset by increases in headcount and headcount related costs of $5.0 million.
Litigation proceeds. During the fiscal year ended January 31, 2015, 2014 and 2013 we recorded litigation proceeds of $0.0 million, $108.1 million, and $78.4 million, respectively from our patent infringement settlements.
Litigation proceeds in fiscal 2014 related to a settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. (Cisco), and Google Inc. (Google) (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlement with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement). The total consideration of $490.0 million was received during the fiscal year ended January 31, 2014 and was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element.
Litigation proceeds in fiscal 2013 related to a settlement and patent license agreement with Verizon Communications, Inc. (Verizon). The total consideration of $250.4 million was allocated on a relative fair value basis as $78.4 million to the past infringement and litigation settlement element, $568,000 to interest income related to past infringement and $171.4 million to the future base license royalties element.
Interest income. Interest income for the fiscal years ended January 31, 2015, 2014, and 2013 was $4.1 million, $4.7 million, and $4.0 million, respectively. Interest income for the fiscal year ended January 31, 2015 decreased by $580,000 as compared to the same prior year period. During the year ended January 31, 2014, interest income included $752,000 of interest related the Google/Motorola Mobility settlement and the interest associated with their past infringement.
Interest income for the fiscal year ended January 31, 2014 increased by $776,000 as compared to the same prior year period. The increase was principally due to the increased cash and short-term investment balances TiVo had during the fiscal year ended January 31, 2014. Additionally, we recorded $752,000 of interest income related to past patent infringement as compared to $568,000 in the same prior year period.
Interest expense and other. Interest and other expense for the fiscal years ended January 31, 2015, 2014 and 2013, was $12.0 million, $8.1 million, and $7.9 million, respectively.
The interest expense in the fiscal year ended January 31, 2015 increased by $3.9 million. This increase is due to the issuance of the 2.0% Notes due 2021 which were issued during September 2014. Interest expense relating to amortization of the debt discount on the 2.0% Notes due 2021 was $2.2 million during the fiscal year ended January 31, 2015. Interest expense relating to coupon rate on the 2.0% Notes due 2021 was $1.6 million during the fiscal year ended January 31, 2015. Interest expense relating to amortization of the debt issuance costs of the 2.0% Notes due 2021 was $250,000 during the fiscal year ended January 31, 2015.
The interest expense in the fiscal year ended January 31, 2014 remained relatively flat as compared to the same prior year period.
Benefit from (Provision for) income taxes. Income tax benefit from (provision for) was $(22.4) million, $167.9 million, and $(1.0) million, in the fiscal years ended January 31, 2015, 2014, and 2013, respectively. The effective tax rate for the fiscal years ended January 31, 2015, 2014, and 2013 was a provision of 42.1%, a benefit of (161.6)%, and a provision of (24.5)%, respectively. For fiscal year 2015 the difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was primarily due to certain non-deductible expenses offset by certain manufacturing deductions and tax credits.
The income tax benefit recorded in the fiscal year ended January 31, 2014 was primarily related to the release of the valuation allowance previously recorded against deferred tax assets.
As of January 31, 2015 the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $38.2 million and $145.3 million, respectively, available to reduce future taxable income. For tax purposes, the deferred revenue related to the Motorola/Cisco settlement of $338.5 million was fully taxable in fiscal year 2015. As a result, the Company utilized its entire federal NOL's and a portion of its state NOL's towards its fiscal 2015 taxable income.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of January 31, 2015, we had $743.0 million of cash, cash equivalents, and short-term investments. We have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal of the 2.0% Notes due 2021 in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through at least the next twelve months.

Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$22,901	$495,049	$47,289
Net cash provided by (used in) used in investing activities	$37,055	$(296,566)	$(57,822)
Net cash provided by (used in) financing activities	$(135,452)	$(101,874)	$(1,918)
Net Cash Provided by Operating Activities
During the fiscal year ended January 31, 2015 our net cash provided by operating activities was $22.9 million as compared to $495.0 million during the same prior year period. This change in operating cash flow as compared to the same prior year period was largely related to the cash of $490.0 million received in the prior year period received from our Motorola/Cisco settlement. During the fiscal year ended January 31, 2015, there were no such similar transactions.
During the fiscal year ended January 31, 2014 our net cash provided by operating activities was $495.0 million as compared to $47.3 million during the same prior year period. This change in operating cash flow as compared to the same prior year period was largely related to the cash of $490.0 million received from our Motorola/Cisco settlement.
Net Cash Provided by (Used in) Investing Activities
The net cash provided by investing activities for the fiscal year ended January 31, 2015 was $37.1 million compared to $296.6 million cash used for the same prior year period. The net cash provided by investing activities for the year ended January 31, 2015 was largely related to TiVo’s cash management process, and the purchase and sales of short-term investments resulting in a net increase in short term investments of $171.9 million. This was offset by the cash paid relating to the Digitalsmiths acquisition of $128.4 million. Additionally, during the fiscal year ended January 31, 2015, we acquired property and equipment of $6.5 million which is used to support our business.
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
Net Cash Used in Financing Activities
Net cash used in financing activities for the fiscal year ended January 31, 2015 was approximately $135.5 million as compared to net used in financing activities of $101.9 million for the same prior year period.
For the fiscal year ended January 31, 2015 the principal uses of cash for financing activities were repurchases of TiVo stock and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $360.8 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $5.9 million, excess tax benefits from employee stock-based compensation of $13.7 million, and proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $6.0 million.
Additionally, in September 2014, the Company issued convertible senior notes payable for proceeds of $223.6 million net of issuance costs. In conjunction with the issuance of the convertible senior notes payable, the Company also issued warrants for proceeds of $30.2 million and purchased convertible note hedges for $54.0 million.
For the fiscal year ended January 31, 2014 the principal use of cash for financing activities was related to the repurchase of TiVo stock of $116.3 million. These repurchases were offset by the issuance of common stock upon exercise of stock options which generated $7.9 million and issuance of common stock related to the employee stock purchase plan of $6.0 million.
Financing Agreements
Share Repurchases.
During the three past fiscal years ending January 31, 2015, we have made open-market purchases totaling 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million.  This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2015, we had purchased 19,649,113 shares of common stock at a weighted average price of $12.51 per share for an aggregate purchase price of $245.8 million and the remaining authorized amount for stock repurchases under this program was $304.2 million.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-term debt obligations maturing in 2016	$172,500	$—	$172,500		$—
Interest on Long-Term Debt Obligations maturing in 2016	10,254	6,900	3,354	—	—
Long-Term Debt Obligations maturing in 2021	$230,000				$230,000
Interest on Long-Term Debt Obligations maturing in 2021	$32,315	$4,715	$9,200	$9,200	$9,200
Operating leases	$6,597	$3,595	$3,002	$—	$—
Purchase obligations	23,933	23,933	—	—	—
Total contractual cash obligations	$475,599	$39,143	$188,056	$9,200	$239,200
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
As of January 31, 2015, gross unrecognized tax benefits, which if recognized would affect our effective tax rate, were approximately $7.2 million, which offset deferred tax assets on the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign corporate and government securities, all denominated in U.S. dollars. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates. Our convertible debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.
 The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2015 and 2014, respectively.

	As of January 31,
	2015	2014
Cash and cash equivalents and short-term investments (in thousands)	$742,961	$1,002,472
Average interest rate for fiscal year ended	0.52%	0.51%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.
Currently, substantially all of our revenues and expenses are denominated and transacted in U.S. dollars, and therefore we are not subject to foreign currency risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TiVo Inc.:
We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. We also have audited TiVo Inc.’s internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TiVo Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TiVo Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
(signed) KPMG LLP
Santa Clara, California
March 19, 2015

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	As of January 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,217	$253,713
Short-term investments	564,744	748,759
Accounts receivable, net of allowance for doubtful accounts of $647 and $429, respectively	40,184	35,151
Inventories	20,341	22,316
Deferred cost of technology revenues, current	5,076	9,103
Deferred tax assets	55,787	113,621
Prepaid expenses and other, current	13,851	10,922
Total current assets	878,200	1,193,585
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $52,021 and $52,819, respectively	11,854	10,687
Intangible assets, net of accumulated amortization of $31,277 and $23,059, respectively	51,810	7,328
Deferred cost of technology revenues, long-term	15,016	18,108
Goodwill	99,364	12,266
Deferred tax assets, long-term	114,486	57,492
Prepaid expenses and other, long-term	6,791	2,325
Total long-term assets	299,321	108,206
Total assets	$1,177,521	$1,301,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$29,359	$22,918
Accrued liabilities	54,431	50,204
Deferred revenue, current	175,503	174,739
Total current liabilities	259,293	247,861
LONG-TERM LIABILITIES
Deferred revenue, long-term	255,816	331,534
Convertible senior notes	352,562	172,500
Deferred rent and other long-term liabilities	537	811
Total long-term liabilities	608,915	504,845
Total liabilities	868,208	752,706
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 138,577,153 and 134,588,456, respectively, and outstanding shares are 96,221,867 and 120,617,939, respectively	138	134
Treasury stock, at cost - 42,355,286 shares and 13,970,517 shares, respectively	(514,853)	(154,071)
Additional paid-in capital	1,203,722	1,112,957
Accumulated deficit	(379,680)	(410,512)
Accumulated other comprehensive income (loss)	(14)	577
Total stockholders’ equity	309,313	549,085
Total liabilities and stockholders’ equity	$1,177,521	$1,301,791
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2015	2014	2013
Revenues
Service revenues	$150,007	$138,835	$133,725
Technology revenues	202,353	165,630	101,592
Hardware revenues	99,119	101,788	68,591
Net revenues	451,479	406,253	303,908
Cost of revenues
Cost of service revenues	59,607	49,042	40,107
Cost of technology revenues	22,690	25,673	23,175
Cost of hardware revenues	95,505	96,633	78,183
Total cost of revenues	177,802	171,348	141,465
Gross margin	273,677	234,905	162,443
Research and development	102,209	106,917	115,103
Sales and marketing	42,053	39,003	30,353
Sales and marketing, subscription acquisition costs	8,906	12,521	8,660
General and administrative	59,482	77,311	87,075
Litigation Proceeds	—	(108,102)	(78,441)
Total operating expenses	212,650	127,650	162,750
Income (loss) from operations	61,027	107,255	(307)
Interest income	4,147	4,727	3,951
Interest expense and other income (expense)	(11,961)	(8,077)	(7,872)
Income (loss) before income taxes	53,213	103,905	(4,228)
Benefit from (provision for) income taxes	(22,381)	167,911	(1,036)
Net income (loss)	$30,832	$271,816	$(5,264)

Net income (loss) per common share
Basic	$0.29	$2.29	$(0.04)
Diluted	$0.28	$1.99	$(0.04)

Income (loss) for purposes of computing net income (loss) per share:
Basic	30,832	271,816	(5,264)
Diluted	35,837	276,825	(5,264)

Weighted average common and common equivalent shares:
Basic	106,799,817	118,445,466	119,411,727
Diluted	126,779,467	138,801,463	119,411,727
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
Net income (loss)	$30,832	$271,816	$(5,264)
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	(591)	355	162
Total comprehensive income (loss), net of tax	$30,241	$272,171	$(5,102)
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
BALANCE JANUARY 31, 2012	123,073,486	$123	(1,456,578)	$(13,788)	$1,003,696	$(677,064)	$60	$313,027
Issuance of common stock related to exercise of common stock options	2,258,533	2	—	—	16,266	—	—	16,268
Issuance of common stock related to employee stock purchase plan	828,942	1	—	—	5,816	—	—	5,817
Issuance of restricted shares of common stock	3,827,568	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(443,262)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(2,466,332)	(24,003)	—	—	—	(24,003)
Recognition of stock-based compensation	—	—	—	—	34,757	—	—	34,757
Net loss	—	—	—	—	—	(5,264)	—	(5,264)
Other comprehensive loss	—	—	—	—	—	—	162	162
BALANCE JANUARY 31, 2013	129,545,267	$129	(3,922,910)	$(37,791)	$1,060,532	$(682,328)	$222	$340,764
Issuance of common stock related to exercise of common stock options	1,013,782	1	—	—	7,867	—	—	7,868
Excess tax benefit from employee stock-based compensation plans	—	—	—	—	668	—	—	668
Issuance of common stock related to employee stock purchase plan	762,864	—	—	—	6,016	—	—	6,016
Issuance of restricted shares of common stock	3,738,468	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(471,925)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(10,047,607)	(116,280)	—	—	—	(116,280)
Recognition of stock-based compensation	—	—	—	—	37,878	—	—	37,878
Net income	—	—	—	—	—	271,816	—	271,816
Other comprehensive income	—	—	—	—	—	—	355	355
BALANCE JANUARY 31, 2014	134,588,456	$134	(13,970,517)	$(154,071)	$1,112,957	$(410,512)	$577	$549,085
Issuance of common stock related to exercise of common stock options	805,042	1	—	—	5,862	—	—	5,863
Excess tax benefit from employee stock-based compensation plans	—	—	—	—	18,036	—	—	18,036
Issuance of common stock related to employee stock purchase plan	621,720	1	—	—	6,029	—	—	6,030
Issuance of restricted shares of common stock	2,833,713	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(271,778)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(28,384,769)	(360,782)	—	—	—	(360,782)
Recognition of stock-based compensation	—	—	—	—	33,320	—	—	33,320
Equity value of issuance of convertible senior notes	—	—	—	—	27,520	—	—	27,520
Net income	—	—	—	—	—	30,832	—	30,832
Other comprehensive loss	—	—	—	—	—	—	(591)	(591)
BALANCE JANUARY 31, 2015	138,577,153	138	(42,355,286)	(514,853)	1,203,722	(379,680)	(14)	309,313

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,832	$271,816	$(5,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	13,855	9,830	9,332
Loss on impairment of intangible assets	—	4,752	—
Stock-based compensation expense	33,681	37,765	34,455
Amortization of discounts and premiums on investments	10,239	9,016	4,852
Deferred income taxes	(4,632)	(171,113)	—
Amortization of debt issuance costs and debt discount	3,382	961	961
Excess tax benefits from employee stock-based compensation	(13,665)	(522)	—
Allowance for doubtful accounts	424	253	219
Changes in assets and liabilities:
Accounts receivable	(2,214)	4,698	(14,861)
Inventories	1,975	(7,816)	4,425
Deferred cost of technology revenues	6,758	3,626	(2,476)
Prepaid expenses and other	783	1,178	4,161
Accounts payable	5,185	(1,454)	(10,280)
Accrued liabilities	12,496	829	3,832
Deferred revenue	(75,924)	330,945	17,925
Other long-term liabilities	(274)	285	8
Net cash provided by operating activities	$22,901	$495,049	$47,289
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(652,859)	(930,546)	(579,633)
Sales or maturities of long-term and short-term investments	824,789	640,311	553,073
Purchase of long-term investment	—	—	(250)
Acquisition of business, net of cash acquired	(128,387)	—	(24,466)
Acquisition of property and equipment	(6,488)	(6,331)	(6,451)
Acquisition of capitalized software and intangibles	—	—	(95)
Net cash provided by (used in) investing activities	$37,055	$(296,566)	$(57,822)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	5,863	7,868	16,268
Proceeds from issuance of common stock related to employee stock purchase plan	6,030	6,016	5,817
Excess tax benefits from employee stock-based compensation	13,665	522	—
Proceeds from issuance of convertible senior notes, net of issuance costs	223,623	—	—
Proceeds from issuance of common stock warrants	30,167	—	—
Purchase of convertible note hedges	(54,018)	—	—
Treasury stock - repurchase of stock	(360,782)	(116,280)	(24,003)
Net cash used in financing activities	$(135,452)	$(101,874)	$(1,918)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(75,496)	$96,609	$(12,451)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	253,713	157,104	169,555
Balance at end of period	$178,217	$253,713	$157,104

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	6,900	6,900	6,900
Cash paid (received) for income taxes	7,328	2,590	1,013
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS
TiVo Inc. (together with its subsidiaries the "Company" or "TiVo") was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The Company conducts its operations through one operating segment.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and profitability of deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, valuation of goodwill, valuation of deferred taxes, valuation of intangible assets, and allocation of amounts from litigation settlements. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (EBT) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card, and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.4 million and $1.9 million at January 31, 2015 and 2014, respectively.
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
Receivables

Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to its subscription, technology, and hardware revenues. Additionally, amounts due from banks for customer credit card, debit card and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2015 and 2014 the Company had approximately $6.2 million and $5.6 million, respectively, of unbilled accounts receivable related to MSO service revenue and $6.4 million and $8.2 million, respectively, of unbilled accounts receivable related to technology revenue from AT&T.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2015	$429	$424	$(206)	$647
January 31, 2014	$362	$253	$(186)	$429
January 31, 2013	$370	$219	$(227)	$362

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Acquisitions
The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Goodwill
The Company has goodwill in the amount of $99.4 million which represents the excess of the purchase price of its acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies, and a knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill is not amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes.
Goodwill is tested for impairment on an annual basis in the fourth quarter of our fiscal year using a two-step model. Management has determined that the Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended January 31, 2015, the Company performed a Step 1 quantitative assessment of its goodwill and did not identify an impairment of goodwill. In each period presented the fair value of the reporting unit exceeded its carrying value, thus we were not required to perform the second step of the analysis, and no goodwill impairment charges were recorded.
Intangible Assets
Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Useful lives generally range from two to ten years. Purchased intangibles include intangible assets subject to amortization, such as developed technology, intellectual property rights, customer relationships, and trade names. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. An asset group is a group of assets and liabilities including the long lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered to not be recoverable, we recognize an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Fair value is estimated based on discounted future cash flows.
The Company recognized no non-cash impairment charges during the twelve months ended January 31, 2015.
The Company recognized non-cash impairment charges of $4.5 million in the twelve months ended January 31, 2014 related to intangible assets acquired as part of the TiVo Research acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TiVo Research for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses.
Deferred Tax Assets
The Company makes certain estimates in determining income tax expense for financial statement purposes. These estimates occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. From time-to-time, TiVo evaluates the expected realization of its deferred tax assets and determines whether a valuation allowance needs to be established or released. In determining the need for and amount of our valuation allowance, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income and estimates of future income. TiVo's estimates of future income include its internal projections and various internal estimates and certain external sources which it believes to be reasonable, but that are unpredictable and inherently uncertain. Management also considers the jurisdictional mix of income and loss, changes in tax regulations in the period the changes are enacted, and the type of deferred tax assets and liabilities. In assessing whether a valuation allowance needs to be established or released, management uses judgment in considering the cumulative effect of negative and positive evidence and the weight given to the potential effect of the evidence. Recent historical income or loss and future projected operational results have the most influence on the Company's determination of whether a deferred tax valuation allowance is required or not.
Sales Taxes
The Company accounts for sales taxes imposed on its goods and services on a net basis in the consolidated statements of operations.
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and television service providers (also referred to as MSOs) and through the sale of advertising and audience research measurement services. The Company also generates technology revenues from licensing technology (Refer to Note 17. Settlements) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
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
The Company allocates revenue to each element in a multiple-element arrangement based upon its relative selling price. The Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses its BESP for that deliverable. Since the use of the residual method is not permitted under applicable accounting standards, any discounts offered by the Company are allocated to each of the deliverables. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for the respective element. However, revenue recognized for each deliverable is limited to amounts that are not contingent on future performance for other deliverables in the arrangement.
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
Subscription revenues from product lifetime subscriptions are recognized ratably over the Company's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. The Company continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company's current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. We recognize product lifetime subscription revenues over a product lifetime of 66 months.
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
In instances where TiVo hosts the TiVo service, the Company recognizes revenue under the general revenue recognition guidance. The Company determines whether evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured. Revenue recognition is deferred until such time as all of the criteria are met. Elements in such arrangements usually include DVRs, non-DVR STBs, TiVo service hosting, associated maintenance, and support and training. Non-refundable payments received for customization and set up services are deferred and recognized as revenue over the period the services are expected to be provided (the longer of the contractual term or customer relationship period) as the upfront services do not have standalone value. The related cost of such services is capitalized to the extent it is deemed recoverable and amortized to cost of revenues over the same period as revenue. The Company has established VSOE of selling prices for training, DVRs, non-DVR STBs, and maintenance and support based on the price charged in standalone sales of the element or stated renewal rates in the agreement. The BESP of TiVo service is determined considering the size of the MSO and expected volume of deployment, market conditions, competitive landscape, internal costs, and gross margin objectives. Total arrangement consideration (other than fees for customization and set up services which are allocated to the ongoing hosting services) is allocated among individual elements on a relative basis.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs. In these situations, provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, any profit from the engineering professional services is recognized over the period of the maintenance and support or other services that are provided, whichever is longer.
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
Advertising and Audience Research Measurement Services
Advertising and audience research measurement service revenue is recognized as the service is provided. When advertising services are sold in packages customized for each campaign, they generally last for up to three months. Because of the significant customization of offerings, the Company historically has not been able to obtain VSOE or TPE of selling prices for each element in the package. The Company estimates BESP for each element in the package and separates them into individual units of accounting. Nonetheless, the units of accounting have very similar revenue earning patterns and timing and the amounts of revenue recorded in each period are not significantly impacted by separating them.
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
Stock-Based Compensation
The Company has equity incentive plans under which officers, employees, consultants, and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued or reacquired common stock, and may also be granted restricted stock, performance based stock options and other stock awards. Additionally the Company has an Employee Stock Purchase Plan (ESPP) in which officers and employees can participate. Upon the exercise of options, the Company issues new common stock from its authorized shares.
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
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2015, 2014, and 2013, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $2.3 million, $4.9 million, and $4.3 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. Included in these advertising expenses were $2.1 million, $3.4 million, and $3.9 million, respectively, related to media placement costs.
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
The majority of the Company’s customers are concentrated in the United States. The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company's significant revenue concentrations as of January 31, 2015, 2014, and 2013 were as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
DISH	*	11%	15%
Google and Cisco in connection with Motorola/Cisco settlement	16%	11%	*
* Less than 10%.

The Company’s accounts receivable concentrations as of January 31, 2015 and 2014 were as follows:

	As of January 31,
	2015	2014
AT&T	16%	23%
Suddenlink	*	13%
Com Hem	*	12%
Cogeco Cable Canada	11%	*
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
3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31,
	2015	2014
	(in thousands)
Cash and cash equivalents:
Cash	$29,135	$16,718
Cash equivalents:
Commercial paper	48,210	72,268
Certificate of deposit	—	—
Money market funds	100,872	164,727
Total cash and cash equivalents	178,217	253,713
Marketable debt securities:
Certificates of deposit	27,400	11,424
Commercial paper	85,062	176,205
Corporate debt securities	416,333	492,765
U.S. Treasury securities	—	20,024
Foreign government securities	10,849	—
Variable-rate demand notes	285	350
Asset and mortgage-backed securities	18,861	43,111
Municipal bonds	5,954	4,880
Current marketable debt securities	564,744	748,759
Other investment securities:
Other investment securities - cost method	250	250
Total other investment securities	250	250
Total cash, cash equivalents, marketable securities and other investment securities	$743,211	$1,002,722
Marketable securities
The Company’s investment securities portfolio consists of various debt instruments, including commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.
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
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of January 31,
	2015	2014
	(in thousands)
Due within 1 year	$451,571	$662,299
Due within 1 year through 5 years	112,888	86,110
Due within 5 years through 10 years	—	—
Due after 10 years	285	350
Total	$564,744	$748,759

Unrealized Gains (Losses) on Marketable Investment Securities
The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale:

	As of January 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$27,400	$—	$—	$27,400
Commercial paper	85,031	31	—	85,062
Corporate debt securities	416,391	112	(170)	416,333
Foreign government securities	10,851	—	(2)	10,849
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	18,864	—	(3)	18,861
Municipal Bonds	5,948	6	—	5,954
Total	$564,770	$149	$(175)	$564,744

	As of January 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Certificates of deposit	$11,424	$—	$—	$11,424
Commercial paper	176,120	85	—	176,205
Corporate debt securities	492,295	532	(62)	492,765
U.S. Treasury securities	20,023	1	—	20,024
Variable-rate demand notes	350	—	—	350
Asset-backed securities	43,105	10	(4)	43,111
Municipal Bonds	4,875	5	—	4,880
Total	$748,192	$633	$(66)	$748,759
None of these investments were in a loss position for greater than twelve months as of January 31, 2015 and January 31, 2014.
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
Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible debt are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at January 31, 2015 and January 31, 2014 was $172.5 million (for both years) and the fair value was $193.7 million and $228.5 million, based on the bond's quoted market price as of January 31, 2015 and 2014, respectively. The carrying value of the 2.0% Notes due 2021 at January 31, 2015 was $180.1 million and the fair value was $211.1 million, based on the note's quoted market price as of January 31, 2015.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of January 31, 2015 and January 31, 2014:

	As of January 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$48,210	$—	$48,210	$—
Money market funds	100,872	100,872	—	—
Short-term investments:
Certificates of deposit	27,400	—	27,400	—
Commercial paper	85,062	—	85,062	—
Corporate debt securities	416,333	—	416,333	—
Foreign government securities	10,849	—	10,849	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	18,861	—	18,861	—
Municipal bonds	5,954	—	5,954	—
Total	$713,826	$100,872	$612,954	$—

	As of January 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$72,268	$—	$72,268	$—
Money market funds	164,727	164,727	—	—
Short-term investments:
Certificates of deposit	11,424	—	11,424	—
Commercial paper	176,205	—	176,205	—
Corporate debt securities	492,765	—	492,765	—
U.S. Treasury securities	20,024	20,024	—	—
Variable-rate demand notes	350	—	350	—
Asset- and mortgage-backed securities	43,111	—	43,111	—
Municipal bonds	4,880	—	4,880	—
Total	$985,754	$184,751	$801,003	$—

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
Level 3 Measurements
As of January 31, 2015, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investment was $250,000 as of January 31, 2015. No events or circumstances indicating a potential impairment were identified as of or during the year ended January 31, 2015.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	As of January 31,
	2015	2014
	(In thousands)
Furniture and fixtures	4,455	4,455
Computer and office equipment	20,676	20,662
Lab equipment	4,470	4,652
Leasehold improvements	10,005	9,792
Capitalized internal use software	24,269	23,945
Total property and equipment	63,875	63,506
Less: accumulated depreciation and amortization	(52,021)	(52,819)
Property and equipment, net	11,854	10,687
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2015, 2014, and 2013 was $5.6 million, $5.5 million, and $5.8 million, respectively. Additionally, the Company recognized non-cash impairment charges of $4.8 million in the twelve months ended January 31, 2014 of which $296,000 was related to capitalized internal use software associated with assets acquired in its acquisition of TRA. The Company recognized no non-cash impairment charges during the year ended January 31, 2015.
6. DEVELOPED TECHNOLOGY AND INTANGIBLE ASSETS, NET
Developed technology and intangible assets, net consists of the following:

	As of January 31,
	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$24,359	$(8,485)	$15,874	$10,259	$(4,716)	$5,543
Intellectual property rights	19,318	(18,743)	575	19,118	(18,260)	858
Customer relationships and trade names	39,410	(4,049)	35,361	1,010	(83)	927
Developed technology and intangible assets	$83,087	$(31,277)	$51,810	$30,387	$(23,059)	$7,328
During the fiscal year ended January 31, 2015 the Company acquired intangible assets of $52.7 million with a weighted average life of 8.81 years. See Note 18 for details of the acquisition.
The Company recognized no non-cash impairment charges during the twelve months ended January 31, 2015.
The Company recognized non-cash impairment charges of $4.8 million during the year ended January 31, 2014 of which $4.5 million was related to intangible assets acquired as part of the TiVo Research acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TiVo Research for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses. The impairment charge of $3.0 million associated with impairment of developed technology is included in the cost of service revenues and $1.5 million associated with the impairment of customer relationships and trade names is included sales and marketing expenses for the year ended January 31, 2014.
The total expected future annual amortization expense related to developed technology, intellectual property rights, customer relationships, and trade names is calculated on a straight-line basis, using the estimated useful lives of the assets, which range from two to ten years. Amortization expense for the fiscal years ended January 31, 2015, 2014, and 2013, was $8.2 million, $4.3 million, and $3.5 million, respectively. As of January 31, 2015, the estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2016	8,301
2017	7,999
2018	7,438
2019	6,446
2020	6,365
Thereafter	15,261
$51,810
7. INVENTORY
Inventory was as follows:

	As of January 31,
	2015	2014
	(in thousands)
Raw Materials	$1,473	$1,858
Finished Goods	18,868	20,458
Total Inventory	$20,341	$22,316
8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2015	2014
	(In thousands)
Compensation and vacation	$24,625	$24,755
Marketing and promotions	10,698	7,793
Legal services	3,453	6,400
Redeemable gift certificates for subscriptions	2,370	2,404
Interest payable	4,236	2,588
Other	9,049	6,264
Total accrued liabilities	$54,431	$50,204
9. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The one year warranty for parts is extended beyond one year for customers on monthly service plans who also use our latest Roamio DVRs for as long as such customers remain active. As of January 31, 2015 and January 31, 2014, the accrued warranty reserve was $471,000 and $621,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of January 31, 2015, the extended warranty deferred revenue and cost was $2.1 million and $263,000, respectively. As of January 31, 2014, the extended warranty deferred revenue and cost was $2.0 million and $287,000, respectively.
Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the Company's contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 31, 2015 the Company had total purchase commitments for inventory of $23.9 million.

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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2015, while the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated, the Company has accrued $1.0 million for an arbitration proceeding related to a contractual dispute. We expect the maximum exposure on this arbitration to be approximately $3.0 million. The Company expenses legal costs as they are incurred.
On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo in July 2012) in the United States District Court for the Southern District of New York alleging non-infringement of United States Patent No. 7,729,940 entitled “Analyzing Return on Investment of Advertising Campaigns by Matching Multiple Data Sources” (the “940 Patent”) and its affiliate Cavendish Square Holding B.V. brought a claim for breach of contract of a Voting Agreement. On June 6, 2012 TiVo Research filed an amended answer and counterclaims alleging affirmative defenses and counterclaims alleging infringement by Kantar of the 940 Patent as well as United States Patent No. 8,000,993 entitled “Using Consumer Purchase Behavior For Television Targeting” (the “993 Patent”) and United States Patent No. 8,112,301 with the same title at the 993 Patent. TiVo Research also asserted counterclaims for aiding and abetting breach of fiduciary duty, misappropriation of trade secrets, and breach of contract. On October 3, 2013, the court granted summary judgment to Kantar on all patent and trade secret issues but denied summary judgment on TiVo Research’s claims for breach of contract and aiding and abetting breach of fiduciary duties. The Company is currently appealing this grant of summary judgment to Kantar.
On November 4, 2014, the District Court granted Kantar’s motion for attorneys' fees and expenses directly related to certain arguments advanced by TiVo Research that the Court identified in its order. On December 4, 2014, the parties reached agreement on a stipulation that $1.5 million would be the amount of the fees and costs that the Company would have to pay in the event that the Company did not prevail on appeal. On January 5, 2015, the Company filed a notice of appeal of the Court’s order awarding Kantar attorneys’ fees and costs and believes it has strong arguments for reversal. However, in the case of adverse outcome, the Company believes the probable loss is $1.5 million and in accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrued $1.5 million relating to this matter.
Facilities Leases
The Company leases its corporate headquarters, located in San Jose, California, comprising a total of 176,254 square feet of office space. The corporate headquarters houses its administrative, sales and marketing, customer service, and product development activities, under a lease that expires on January 31, 2017. The Company also has operating leases for sales and administrative office space in New York City, New York; Denver, Colorado; Maynard, Massachusetts; and Durham, North Carolina. The leases generally provide for base monthly payments with built-in base rent escalations periodically throughout the lease term. All the Company's property leases are deemed operating leases.
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2015, 2014, and 2013 was $3.4 million, $3.2 million, and $3.2 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2015, 2014, and 2013 were $3.7 million, $3.7 million, and $3.9 million, respectively. Future minimum operating lease payments as of January 31, 2015, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2016	$3,595
2017	$2,993
2018	$9
Total	$6,597
10. CONVERTIBLE SENIOR NOTES

The following table reflects the carrying value of the Company's convertible senior notes:

	As of January 31,
	2015	2014
	( in thousands)
4.0% Notes due 2016	$172,500	$172,500
2.0% Notes due 2021	230,000	—
Less: Unamortized debt discount	(49,938)	—
Net carrying amount of 2.0% Notes due 2021	180,062	—
Total convertible debt	352,562	172,500
Less: Convertible short-term debt	—	—
Convertible long-term debt	$352,562	$172,500

4.0% Convertible Notes Due 2016: In March 2011, the Company issued $172.5 million aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2016 at par. The 4.0% Notes due 2016 may be converted under certain circumstances described below, based on an initial conversion rate of 89.6359 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $11.16 per share). The net proceeds to the Company from the sale of the 4.0% Notes due 2016 were approximately $166.1 million. The notes do not have cash settlement provisions.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014
	(In Thousands)
Contractual interest coupon	$6,900	$6,900
Amortization of debt issuance costs	961	961
Total interest cost recognized	$7,861	$7,861

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
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of January 31, 2015, unamortized deferred issuance cost was $1.4 million.
The 4.0% Notes due 2016 are unsecured senior obligations of the Company.
2.0% Convertible Notes Due 2021. In September 2014, the Company issued $230.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due October 1, 2021 at par. The 2.0% Notes due 2021 may be converted under certain circumstances described below, based on an initial conversion rate of 56.1073 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $17.82 per share). The net proceeds to the Company from the sale of the 2.0% Notes due 2021 were approximately $223.6 million. The Company can settle the notes in cash, shares of common stock, or any combination thereof.
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of January 31, 2015, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Fiscal Year Ended January 31,
	2015	2014
	(In Thousands)
Contractual interest coupon	$1,648	$—
Amortization of debt issuance cost	250	—
Amortization of debt discount	2,171	—
Total interest cost recognized	$4,069	$—

The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $49.9 million as of January 31, 2015 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 6.7 years.
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
Upon conversion the Company will pay cash and, if applicable, deliver shares of its common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the Indenture) of the relevant 20 VWAP Trading Day observation period. The Company intends to settle the principal amount owed with respect to any 2% Notes due 2021 in cash and to settle the remaining amount in shares of the Company’s common stock. The initial conversion rate for the Notes is 56.1073 shares of common stock per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $17.82 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a holder who elects to convert its 2.0% Notes due 2021 in connection with such a make-whole fundamental change.
The Company will pay cash interest on the 2.0% Notes due 2021 at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of January 31, 2015, unamortized deferred issuance cost was $4.7 million.
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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of January 31, 2015 the Company had not received any shares under the convertible note hedge transactions.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of January 31, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
11. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). Amendments to the 1999 Plan were adopted in July 1999. The 1999 Plan permits the granting of incentive stock options, non-statutory stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance-based awards, and stock purchase rights. The 1999 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 months period. Options expire 10 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. For options granted subsequent to August 8, 2001, options are exercisable only as the options vest. In the event that the individual terminates his or her service to the Company before becoming fully vested, the Company has the right to repurchase any exercised, unvested shares at the original option price. As of January 31, 2008, the number of shares authorized for option grants under the 1999 Plan was 52,384,204. As of January 31, 2015, all unissued shares under the 1999 Equity Incentive Plan have expired and no stock-based awards will be granted from the 1999 Plan in the future. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.
1999 Non-Employee Directors’ Stock Option Plan
In July 1999, the Company adopted the 1999 Non-Employee Directors’ Stock Option Plan (the "Directors’ Plan”). The Directors’ Plan provides for the automatic grant of options to purchase shares of the Company’s common stock to non-employee directors at a price equal to the fair market value of the stock at the date of the grant. Initial options granted to new directors vest monthly over two years from the date of grant. Annual options granted to existing directors vest upon grant. The option term is ten years after the grant date, based on continued director service. If the director’s service terminates, options expire 90 days from the date the director’s service terminated. The number of shares authorized for option grants under the Directors’ Plan is 1,400,000, subject to an annual increase of 100,000 shares. As of January 31, 2015, all unissued shares under 1999 Non-Employee Directors’ Stock Plan have expired.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2015, the total number of shares reserved for issuance under this plan is 10,000,000. As of January 31, 2015, 1,262,822 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (the "2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Annual grants of restricted stock made to continuing employees typically vest 17% every 6 months over a 36 months period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 36,075,914. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. Under the 2008 Equity Incentive Award Plan, in general, grants of full value awards (as defined in the plan but generally relate to restricted stock and similar awards) must vest over a period of not less than three years (or, in the case of vesting based upon the attainment of performance goals or other performance-based objectives, over a period of not less than one year measured from the commencement of the period over which performance is evaluated) following the date the award is granted. As of January 31, 2015, 10,269,747 shares remain available for future stock based award grants.
In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information for the fiscal years ended January 31, 2015, 2014, and 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2012	11,149	$7.38	4.72	$34,022
Grants	303	9.83
Exercises	(2,259)	7.20
Forfeitures or expirations	(536)	8.84
Outstanding at January 31, 2013	8,657	$7.42	3.84	$51,431
Grants	235	12.12
Exercises	(1,014)	7.76
Forfeitures or expirations	(214)	9.89
Outstanding at January 31, 2014	7,664	$7.45	2.94	$38,064
Grants	8	12.39
Exercises	(835)	7.41
Forfeitures or expirations	(108)	11.93
Outstanding at January 31, 2015	6,729	$7.40	1.96	$21,179
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $10.46 as of January 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $4.5 million, $4.8 million, and $9.7 million for the twelve months ended January 31, 2015, 2014, and 2013, respectively.
The following table summarizes information about options outstanding at January 31, 2015:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
	(in thousand)			(in thousand)
$ 3.78 - $ 3.78	47	0.11	$3.78	48	$3.78
$ 4.60 - $ 6.17	30	1.32	$5.41	30	$5.41
$ 6.18 - $ 6.18	1,422	2.13	$6.18	1,422	$6.18
$ 6.39 - $ 6.50	50	1.87	$6.42	50	$6.42
$ 6.51 - $ 6.51	385	1.46	$6.51	385	$6.51
$ 6.52 - $ 6.52	1,662	0.41	$6.52	1,662	$6.52
$ 6.71 - $ 7.38	524	1.78	$7.06	523	$7.06
$ 7.49 - $ 7.49	810	2.39	$7.49	810	$7.49
$ 7.54 - $ 7.80	63	3.13	$7.69	56	$7.68
$ 7.88 - $ 8.87	209	2.55	$8.27	203	$8.27
$ 8.94 - $ 8.94	762	3.15	$8.94	762	$8.94
$ 8.95 - $ 12.66	677	3.56	$10.22	514	$10.07
$ 12.72 - $ 18.17	88	4.57	$14.38	46	$15.61
Total	6,729	1.96	$7.40	6,511	$7.28

Net cash proceeds from the exercise of stock options were $5.9 million, $7.9 million, and $16.3 million for the twelve months ended January 31, 2015, 2014, and 2013, respectively. Information regarding stock options outstanding at January 31, 2015 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding	6,729	$7.40	1.96	$21,179
Options vested and expected to vest	6,708	$7.38	1.95	$21,173
Options exercisable	6,511	$7.28	1.86	$21,085
Restricted Stock Awards ("RSAs") / Restricted Stock Units ("RSUs")
The Company had 4.6 million RSAs and RSUs outstanding as of January 31, 2015. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. Aggregate intrinsic value of RSAs and RSUs at January 31, 2015 was $47.7 million based on the Company’s closing stock price on January 31, 2015. The total fair value of RSAs and RSUs vested was $33.7 million, $38.6 million, and $27.5 million for the twelve months ended January 31, 2015, 2014, and 2013, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2015, 2014, and 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2012	5,546	$10.02
Granted	2,876	$11.53
Vested	(2,427)	$11.32
Forfeited	(518)	$11.10
Unvested stock at January 31, 2013	5,477	$10.85
Granted	2,979	$12.27
Vested	(3,197)	$12.08
Forfeited	(472)	$11.47
Unvested stock at January 31, 2014	4,787	$11.88
Granted	2,834	$11.05
Vested	(2,789)	$12.08
Forfeited	(272)	$11.61
Unvested stock at January 31, 2015	4,560	$11.26
Performance and Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these 300,000 shares of market-based restricted stock units was estimated using a Monte-Carlo analysis. On March 28, 2013 the board approved the modification of 240,000 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized related to these market-based awards was approximately $600,000, $519,000, and $155,000 for the fiscal years ended January 31, 2015, 2014, and 2013, respectively. As of January 31, 2015, $659,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 3 years.
In fiscal year 2012, the Company awarded 225,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over a three-year period. The vesting conditions of 150,750 shares are tied to the subscriptions and annual gross margin performance. The performance goals were met during the fiscal year ended January 31, 2013. The remaining 74,250 shares are tied to the market value of the Company's common stock. The fair value of 74,250 shares of market-based restricted stock awards was estimated using a Monte-Carlo analysis. The probability of satisfying a market condition is also considered in the estimate of grant-date fair value when the Monte Carlo simulation is used. On March 28, 2013 the board approved the modification of 74,250 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized was $129,000, $628,000 and $521,000 for the fiscal years ended January 31, 2015, 2014 and 2013 respectively. As of January 31, 2015, $142,000 of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 3 years.
In fiscal year 2013, the Company awarded 250,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over the shorter of a three-year period or upon achievement of specified performance conditions. The vesting conditions of 250,000 shares are tied to the annual Adjusted EBITDA performance or the market value of the Company's common stock. The performance goals were met and $2.8 million in compensation cost was recognized for the fiscal year ended January 31, 2013.
In fiscal year 2014, the Company awarded 275,000 shares of restricted stock in the aggregate to the Company's Chief Executive Officer that would vest over the shorter of a three-year period or upon achievement of specified performance conditions. The vesting conditions of 275,000 shares are tied to the annual Adjusted EBITDA performance or the market value of the Company's common stock. In addition, the Company also awarded 150,248 shares of restricted stock to certain executive officers and will vest immediately upon achievement of the goal. The performance goals were met and total compensation cost recognized was $3.6 million for the fiscal year ended January 31, 2014.
In fiscal year 2015, the Company awarded 450,000 shares of restricted stock to the Company's Chief Executive Officer that would vest over the four-year period. The vesting conditions of these 450,000 shares are tied to TiVo's total shareholder return as compared to the total shareholder return of the companies comprising the Russell 2000 Index during the vesting period. The fair value of these 450,000 shares of market-based restricted stock units was estimated using a Monte-Carlo analysis and was calculated to be $6.4 million. In addition, the Company also awarded 289,748 shares of restricted stock in the aggregate to certain executive officers that have similar vesting periods and conditions as those described for our Chief Executive Officer. As the measurement period of these goals is over multiple years, no goals have yet been achieved. Total compensation cost recognized was $1.6 million for the fiscal year ended January 31, 2015. As of January 31, 2015, $4.2 million of total unrecognized compensation cost related to these awards is expected to be recognized over the remaining vesting period of 3 years.
12. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2015, 2014, and 2013, respectively is as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(In thousands)
Cost of service revenues	$1,870	$2,032	$1,241
Cost of technology revenues	1,247	1,626	1,754
Cost of hardware revenues	251	304	269
Research and development	11,460	13,717	12,544
Sales and marketing	4,765	5,631	4,105
General and administrative	14,088	14,455	14,542
Stock-based compensation before income taxes	$33,681	$37,765	$34,455
Income tax benefit	$(7,509)	$(9,789)	$—
Total stock-based compensation	$26,172	$27,976	$34,455
As of January 31, 2015, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.95 years. As of January 31, 2015, $29.6 million of total unrecognized compensation costs related to unvested restricted stock, restricted stock units, market-based awards and performance stock awards is expected to be recognized over a weighted-average period of 1.69 years.
The Company used the alternative transition method which included a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-

based compensation, which is available to absorb tax deficiencies recognized subsequent to stock option expensing.
The Company is required to use a valuation model to calculate the fair value of stock-based options and has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rate. The expected volatility is based on a combination of historical volatility of the Company’s common stock and implied volatility of market traded options on the Company’s common stock. The expected life of stock options is based on historical employee exercise patterns associated with prior similar option grants. The interest rate is based on the average of the U.S. Treasury yield curve on investments with terms approximating the expected life during the fiscal quarter an option is granted. The Company has not declared and has no current plan to declare a dividend.
The weighted average assumptions used for the twelve months ended January 31, 2015, 2014, and 2013, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options
		Fiscal Year Ended January 31,
	2015	2014	2013	2015	2014	2013
Expected life (in years)	0.82	0.80	0.90	4.40	4.39	4.38
Volatility	48%	57%	53%	46%	51%	58%
Average risk free interest rate	0.13%	0.64%	0.20%	1.54%	1.07%	0.75%
Dividend Yield	—%	—%	—%	—%	—%	—%
Weighted-average fair value during the period	$3.72	$3.21	$4.22	$4.84	$5.12	$4.56
13. STOCK REPURCHASES
During the three past fiscal years ending January 31, 2015, we have made open-market purchases totaling 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2015, we had purchased 19,649,113 shares of common stock at a weighted average price of $12.51 per share for an aggregate purchase price of $245.8 million and the remaining authorized amount for stock repurchases under this program was $304.2 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
The shares repurchased under our repurchase programs and the total cost of repurchased shares, including commissions, during the fiscal years ended January 31, 2015, 2014, and 2013 were as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Shares repurchased	27,247,761	8,786,953	1,553,493
Total cost of repurchased shares (In thousands)	$345,815	$100,468	$13,720
14. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. As of January 1, 2014, the Company has elected to match 50% of the contributions made by employees who have elected to participate in its 401(k) Plan, including executives, up to $3,000 annually. This match is accrued for on a monthly basis and contributed to the 401(k) accounts of all participating employees annually on January 31st each year for the preceding calendar year. During the fiscal year ended January 31, 2015, TiVo has expensed $1.3 million in 401(k) match expense. The Company has made contributions of $1.3 million to the Retirement Plan from inception through January 31, 2015. TiVo is under no obligation to continue matching future employee contributions and at the Company's discretion may change its practices at any time.
15. INCOME TAXES

Income (loss) from continuing operations before income taxes all attributable to the United States for the fiscal years ended January 31, 2015, 2014, and 2013 were $53.2 million, $103.9 million, and $(4.2) million, respectively.
Income tax (provision) benefit was $(22.4) million, $167.9 million, and $(1.0) million in fiscal years 2015, 2014, and 2013, respectively.
The income tax expense in fiscal year 2015 is primarily related to federal and state current and deferred taxes adjusted for permanent and temporary differences. The income tax benefit in fiscal year 2014 is primarily due to release of valuation allowance. The income tax expense in fiscal year 2013 was primarily related to state taxes and withholding taxes in foreign jurisdictions as noted in the table below:

	Fiscal Year Ended January 31,
Current:	2015	2014	2013
Federal	$20,493	$(38)	$2
State	5,982	3,240	778
Foreign	538	—	256
Total	$27,013	$3,202	$1,036
Deferred:
Federal	$(1,289)	$(167,382)	$—
State	(3,343)	(3,731)	—
Foreign	—	—	—
Total	$(4,632)	$(171,113)	$—
Provision (benefit) for income taxes	$22,381	$(167,911)	$1,036
The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Federal tax at statutory rate	$18,625	$36,367	$(1,480)
State taxes	757	1,628	778
Stock based compensation	235	559	(318)
Federal research tax credit	(1,682)	333	—
Non-deductible compensation expense	4,448	3,209	3,442
Non-deductible expenses and other	639	1,163	90
Foreign withholding tax	—	—	256
Domestic manufacturing deduction	(641)	—	—
Change in valuation allowance	—	(211,170)	(1,732)
Total tax expense (benefit)	$22,381	$(167,911)	$1,036

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	As of January 31,
	2015	2014
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$21,726	$78,294
Research and alternative minimum tax credits	19,144	34,022
Deferred revenue and rent	144,116	48,885
Capitalized research and development	4,680	4,175
Stock-based compensation	11,605	14,180
Other	14,579	17,001
Total deferred tax assets	215,850	196,557
Deferred tax liabilities:
TiVo Research and Digitalsmiths intangibles	(18,536)	(1,025)
Total deferred tax liabilities	(18,536)	(1,025)
Valuation allowance	(27,041)	(24,419)
Net deferred tax assets (liabilities)	$170,273	$171,113
The table of deferred tax assets and liabilities shown above excludes deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other available tax attributes have been utilized. The Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the consolidated statements of operations. The tax benefit realized from excess stock options exercised and restricted stock units vested for the year ended January 31, 2015 was $1.8 million
Our benefit for income taxes for the year ended January 31, 2014 is due to the release of the valuation allowance of $211.2 million. During the second quarter of fiscal 2014, due to the resolution of a material litigation in regards to the Company's intellectual property the Company concluded that it was more likely than not that it would be able to realize the benefit of a portion of its deferred tax assets in the future. The Company based this conclusion on recent historical book and taxable income and projections of future operating income. As a result, the Company released $211.2 million during fiscal 2014, of the valuation allowance attributable to federal and all states, except for the state of California.
For tax years beginning on or after January 1, 2013 companies are required to apportion income for California purposes under a single sales factor. Effective for the 2012 fiscal year the Company had revalued its California deferred tax assets under single sales factor. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that such deferred assets will be recognized under current California law. The valuation allowance on its California deferred tax assets as of January 31, 2015 and 2014 was $26.1 million and $24.4 million.
As of January 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $38.2 million and $145.4 million, respectively, available to reduce future income subject to income taxes.
Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has determined that there have been multiple ownership changes since inception of the Company. However, the ownership changes do not place any limitation on the utilization of net operating losses and tax credit carryforwards. The Company had an acquisition during the fiscal year ended January 31, 2015 for which Section 382 applies. The additional federal net operating loss from this acquisition after the Section 382 limitation was approximately $39.3 million immediately after the acquisition. Approximately $12.5 million of the acquired federal net operating loss was used during the year ended January 31, 2015.
The federal net operating loss carryforwards expire beginning in fiscal years ending 2030 through 2034. The state net operating loss carryforwards expire beginning in fiscal year ending 2016 through 2031. As of January 31, 2015, unused research and development tax credits of approximately $22.7 million and $35.9 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, in fiscal year 2020. California research and experimental tax credits carry forward indefinitely until utilized.
On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, which retroactively extends the federal research and development credit from January 1, 2014 through December 31, 2014. As a result, the Company recognized the retroactive benefit of the federal research and development credit of approximately $2.2 million as a discrete item in the fourth quarter of 2015, the period in which the legislation was passed.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in thousands)
Beginning Balance	$15,163	$14,812	12,075
Additions based on tax positions related to current year	1,396	1,583	2,579
Additions for tax positions in prior years	—	23	158
Additions for tax positions related to acquisition	446	—	—
Lapse of statute of limitations	—	(154)	—
Reduction for tax positions of prior years	$—	$(1,101)	—
Ending Balance	$17,005	$15,163	$14,812
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $7.2 million at January 31, 2015. The remaining unrecognized tax benefits at January 31, 2015 would not affect the Company’s effective tax rate if recognized due to the Company’s California deferred tax assets being fully offset by a valuation allowance.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2012 – 2015

California	2011 – 2015
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
16. NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the fiscal years ended January 31, 2015 and 2014 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 have an anti-dilutive effect on the fiscal year ended January 31, 2013 and have been excluded from our calculation of net income per common share for the fiscal year ended January 31, 2013.

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(income/(loss) in thousands)
Numerator:
Net income (loss)	$30,832	$271,816	$(5,264)
Interest on dilutive notes, net of tax	5,005	5,009	—
Net Income for purpose of computing net income (loss) per diluted share	35,837	276,825	(5,264)
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	106,799,817	118,445,466	119,411,727
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	4,517,457	4,893,804	—
4% Notes due 2016	15,462,193	15,462,193	—
Denominator for diluted net income (loss) per common share	126,779,467	138,801,463	119,411,727
Basic net income (loss) per common share	$0.29	$2.29	$(0.04)
Diluted net income (loss) per common share	$0.28	$1.99	$(0.04)
The weighted average number of shares outstanding used in the computation of diluted net income (loss) per share in the fiscal years ended January 31, 2015, 2014, and 2013 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of January 31,
	2015	2014	2013
Unvested restricted stock	219	3,068	5,956,316
Options to purchase common stock	377,432	592,761	10,358,316
Potential shares to be issued from employee stock purchase plan	—	—	87,999
4.0% Notes due 2016	—	—	15,462,193
2.0% Notes due 2021	4,839,255	—	—
Common stock warrants	4,839,255	—	—
Total	10,056,161	595,829	31,864,824
Effect of conversion on net income (loss) per share. The 2.0% Notes due 2021 have no impact on diluted net income (loss) per share until the average quarterly price of our common stock exceeds the conversion price of $17.82 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $17.82 per share using the treasury stock method. If the average price of our common stock exceeds $24.00 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the calculation of net income (loss) per share, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 2.0% Notes due 2021 when the stock price is above $17.82 per share.
17. SETTLEMENTS
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
TiVo and Verizon agreed to dismiss all pending litigation between the companies with prejudice. TiVo granted Verizon a limited license under its advanced television patents, including the patents that TiVo had asserted against Verizon (U.S. Patent Nos. 6,233,389, 7,493,015, and 7,529,465), to make, have made, use, sell, offer to sell, and import advanced television technology in connection with Verizon multichannel video programming services subject to certain limitations and exclusions. Verizon granted TiVo a limited license under its advanced television patents, including the patents that Verizon had asserted against TiVo (U.S. Patent Nos. 5,410,344, 5,635,979, 5,973,684, 6,367,078, 7,561,214 and 6,381,748), to make, have made, use, sell, offer to sell and import advanced television technology in connection with TiVo products and services, including products and services provided to other multichannel video programming service providers, subject to certain limitations and exclusions. TiVo may terminate the rights and licenses granted to Verizon pursuant to the Agreement under certain circumstances, including but not limited to if Verizon has failed to make timely payment.
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
The total consideration of $490.0 million was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million of the past infringement and litigation settlement element. The amount related to past infringement and settlement was recorded under “Litigation proceeds” in the fiscal year ended January 31, 2014. The amount related to interest income was recorded under “Interest income” in the fiscal year ended January 31, 2014. The $381.1 million of license royalties has been or will be recorded as technology revenues on a straight-line amortization basis over the term of the agreement through July 2023.
Technology revenues related to the above agreements were $179.3 million, $141.6 million and $77.3 million for the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T or Verizon agreements) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through January 31, 2015 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
2015	169,641	83,579
Total	$418,289	$752,339
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility is expected to be recognized (revenues) and received (cash) on an annual basis for the fiscal years as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
Fiscal Year Ending January 31,	(in thousands)
2016	171,563	83,579
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021 - 2024	6,338	—
Total	$615,925	$281,876

18. ACQUISITIONS
On February 14, 2014, the Company completed its acquisition of Digitalsmiths, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 29, 2014 for $133.3 million in cash. Digitalsmiths was a privately-held cloud-based content discovery and recommendation service company headquartered in Durham, North Carolina. The acquisition of Digitalsmiths accelerates TiVo's evolution to a device and user interface cloud-based Software-as-a-Service company. Digitalsmiths' results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning February 14, 2014. A total of $756,000 of acquisition costs were expensed as incurred of which $709,000 were expensed in fiscal year 2014 and the remainder during the fiscal year ended January 31, 2015.
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
The Company's management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues, and costs. The estimated fair values of the intangibles acquired were determined based on the relief-from-royalty method for software technology and trade name and multi-period excess earnings method for customer relationships with key assumptions including: 1) forecasted revenue and operating results; 2) royalty rates; 3) discount rates ranging from 12% to 14%; and 4) customer attrition rates. The Company amortizes the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
Goodwill
The goodwill amount of $87.1 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies, and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill is amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.

19. SUBSEQUENT EVENTS
None
20. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for the Company's eight most recent quarters ended January 31, 2015. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013	Apr 30, 2013
	(unaudited, in thousands except per share and share amounts)
Revenues
Service revenues	40,498	36,705	36,909	35,895	36,317	33,526	34,930	34,062
Technology revenues	51,171	51,359	49,717	50,106	47,716	48,133	42,056	27,725
Hardware revenues	22,463	30,366	25,232	21,058	22,301	35,597	23,104	20,786
Net revenues	114,132	118,430	111,858	107,059	106,334	117,256	100,090	82,573
Cost of revenues
Cost of service revenues	17,037	14,970	13,750	13,850	15,596	11,233	11,408	10,805
Cost of technology revenues	5,910	6,567	5,669	4,544	4,483	5,612	11,867	3,711
Cost of hardware revenues	25,041	28,176	22,524	19,764	23,163	33,017	21,957	18,496
Total cost of revenues	47,988	49,713	41,943	38,158	43,242	49,862	45,232	33,012
Gross margin	66,144	68,717	69,915	68,901	63,092	67,394	54,858	49,561
Operating expenses
Research and development	25,265	25,546	25,051	26,347	26,908	27,242	26,305	26,462
Sales and marketing	10,910	10,544	10,284	10,315	11,238	10,189	9,069	8,507
Sales and marketing, subscription acquisition costs	3,455	2,734	1,212	1,505	6,038	2,628	1,996	1,859
General and administrative	14,076	14,292	15,760	15,354	16,461	15,839	23,225	21,786
Litigation Proceeds	—	—	—	—	—	—	(108,102)	—
Income (loss) from operations	12,438	15,601	17,608	15,380	2,447	11,496	102,365	(9,053)
Interest income	969	1,070	964	1,144	1,272	1,133	1,499	823
Interest expense and other	(4,822)	(3,197)	(1,966)	(1,976)	(1,973)	(2,165)	(1,965)	(1,974)
Income (loss) before income taxes	8,585	13,474	16,606	14,548	1,746	10,464	101,899	(10,204)
Benefit from (provision for) income taxes	(1,529)	(7,129)	(7,299)	(6,424)	(1,036)	2,023	167,039	(115)
Net income (loss)	7,056	6,345	9,307	8,124	710	12,487	268,938	(10,319)

Net income (loss) per common share
Basic	$0.07	$0.06	$0.08	$0.07	$0.01	$0.11	$2.27	$(0.09)
Diluted	$0.07	$0.06	$0.08	$0.07	$0.01	$0.10	$1.96	$(0.09)

Income (loss) for purposes of computing net income (loss) per share:
Basic	7,056	6,345	9,307	8,124	710	12,487	268,938	(10,319)
Diluted	8,308	6,345	10,545	9,375	710	13,739	270,190	(10,319)

Weighted average common and common equivalent shares:
Basic	96,287,902	107,497,734	110,036,235	113,381,677	117,039,907	116,760,061	118,601,346	121,380,553
Diluted	115,667,159	111,870,407	129,249,175	133,204,128	121,668,803	136,736,001	137,992,699	121,380,553

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2015. Management reviewed the results of its assessment with our Audit Committee.

KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Part II, Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2015, which is included herein.
(c) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter ended January 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to our executive officers is incorporated by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled "Executive Officers and Key Employees (as of February 28, 2015)." The information required by this Item with respect to our directors is set forth under the headings “Election of Directors”, "Corporate Governance", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (SEC) in connection with the solicitation of proxies for our 2015 Annual Meeting of Stockholders (2015 Proxy Statement) and is incorporated herein by reference. Such 2015 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Code of Ethics.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller. This code of ethics is posted on our website located at www.tivo.com. We will disclose any amendment to our code of ethics or waiver to our code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions, including the nature of the waiver and the name of the officer to whom the waiver was granted, in the “Investor Relations” section of our website at www.tivo.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement under the headings "Director Independence" and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2015 Proxy Statement under the heading “Independent Auditor Fees and Services.”

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

TIVO INC.

Date:	March 19, 2015	/S/ THOMAS S. ROGERS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THOMAS S. ROGERS Thomas S. Rogers	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 19, 2015

/S/ NAVEEN CHOPRA Naveen Chopra	Chief Financial Officer (Principal Financial Officer)	March 19, 2015

/S/ PAVEL KOVAR Pavel Kovar	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2015

/S/ PETER AQUINO Peter Aquino	Director	March 19, 2015

/S/ WILLIAM CELLA William Cella	Director	March 19, 2015

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 19, 2015

/S/ DANIEL MOLONEY Daniel Moloney	Director	March 19, 2015

/S/ THOMAS WOLZIEN Thomas Wolzien	Director	March 19, 2015

/S/ DAVID YOFFIE David Yoffie	Director	March 19, 2015

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date / Period End Date
2.1	Agreement and Plan of Merger, dated January 29, 2014, by and among TiVo Inc., Digitalsmiths Corporation, Dragonfly Merger Corp., Shareholder Representative Services LLC, solely in its capacity as the exclusive representative of the indemnifying parties and U.S. Bank National Association, as the escrow agent.	8-K	2.1	1/29/2014
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	9/10/2007
3.2	Amended and Restated Bylaws, dated as of February 21, 2012.	8-K	3.1	2/24/2012
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.1	1/19/2011
4.2	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.2	1/19/2011
4.3	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.83	3/14/2011
4.4	Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/31/2011
4.5	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	9/23/2014
4.6	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	4.2	9/23/2014
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors.	S-1	10.1	7/22/1999
10.2*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents.	10-Q	10.3	12/10/2004
10.3*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents.	10-Q	10.7	9/9/2005
10.4*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan.	10-Q	10.2	8/31/2012
10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document.	10-K	10.6	4/15/2008
10.6*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan.	10-Q	10.3	9/2/2014
10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.4	9/9/2005
10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.5	9/9/2005
10.9*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.10	4/15/2008
10.10*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.11	4/15/2008
10.11*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan.	10-K	10.1	4/16/2007
10.12*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	9/9/2008
10.13*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	11/27/2013
10.14*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (stock-settled).	10-Q	10.4	9/9/2008
10.15*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (cash-settled).	10-K	10.15	3/23/2012
10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement.	10-K	10.17	3/31/2010
10.17*	Form of Vice President Change of Control Terms and Conditions Agreement.	10-K	10.18	3/31/2010
10.18+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.7	12/10/2008

10.19+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008.	10-Q	10.1	6/9/2009
10.20	Notice by DIRECTV to Extend the Amended and Restated Development Agreement between TiVo Inc. and DIRECTV, LLC (formerly DIRECTV, Inc.) dated July 28, 2014	8-K	10.1	7/31/2014
10.21+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.8	12/10/2008
10.22+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc.	10-Q	10.6	6/6/2011
10.23	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	10-Q	10.24	11/15/1999
10.24	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	8-K	10.1	5/1/2006
10.25	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc.	10-K	10.32	4/16/2007
10.26	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership.	10-Q	10.3	9/9/2009
10.27	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC.	10-K	10.45	3/31/2010
10.28	Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc.	8-K	10.1	2/22/2011
10.29	Fifth Amendment to Lease Agreement, dated as of March 26, 2012, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	6/1/2012
10.30	Sixth Amendment to Lease Agreement, dated as of March 26, 2013, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	5/31/2013
10.31	Seventh Amendment to Lease Agreement, dated as of October 24, 20913 between Bixby Technology, LLC and TiVo Inc.	10-Q	10.1	11/27/2013
10.32	Eight Amendment to Lease Agreement, dated June 17, 2014, between TiVo Inc. and ECI Four Gold Street, LLC.	10-Q	10.1	9/2/2014
10.33	Subordination Agreement; Acknowledgment of Lease Assignment, Attornment and Non-Disturbance Agreement, dated as of November 14, 2013, between ECI Four Gold Street LLC, TiVo Inc. and Wells Fargo Bank, National Association.	10-K	10.31	3/14/2014
10.34*	Summary of TiVo Inc. Fiscal Year 2014 Bonus Plan for Executive Officers.	8-K	10.1	4/3/2013
10.35*	Summary of TiVo Inc. Fiscal Year 2015 Bonus Plan for Executive Officers.	8-K	10.1	5/1/2014
10.36+	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010.	10-K	10.7	3/14/2011
10.37*	Fourth Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, effective September 13, 2012.	10-Q	10.2	11/30/2012
10.38*	Third Amended & Restated Change of Control Terms and Conditions Agreement between TiVo Inc. and Thomas S. Rogers, effective September 13, 2012.	10-Q	10.3	11/30/2012
10.39*	Consulting Agreement between TiVo Inc. and David Zaslav, dated as of August 4, 2010.	10-Q	10.1	9/9/2010
10.40*	Transition Agreement between TiVo Inc. and Mark Roberts, dated as of June 11, 2010.	10-Q	10.2	9/9/2010
10.41	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.82	3/14/2011
10.42+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.	10-Q	10.1	6/6/2011
10.43+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011.	10-Q	10.2	9/9/2011
10.44+	Settlement and Patent License between TiVo Inc. and AT&T, Inc. dated as of January 3, 2012.	10-K	10.52	3/23/2012
10.45*	Consulting Agreement between TiVo Inc. and James Barton, effective March 16, 2012.	10-Q	10.4	11/30/2012

10.46+	Settlement and Patent License between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012.	10-Q/A	10.1	1/25/2013
10.47*	Transition Agreement between TiVo Inc. and Anna Brunelle, dated December 19, 2012.	10-K	10.56	3/15/2013
10.48+	Settlement and Patent License Agreement between TiVo Inc., Cisco Systems, Inc. and Google, Inc., effective July 2, 2013.	10-Q	10.1	8/30/2013
10.49+	Settlement and Patent License Agreement between TiVo Inc. and ARRIS Group, Inc., effective July 2, 2013.	10-Q	10.2	8/30/2013
10.50*	Form of Acknowledgment of Executive Stock Ownership and Incentive Compensation Clawback Policies.	8-K	10.1	12/17/2013
14.1	TiVo Code of Conduct, as amended March 25, 2009.	8-K	14.1	3/31/2009
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24.1	Power of Attorney of this Annual Report on Form 10-K.	See signature page.
31.1
Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 19, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 19, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith.
32.1**	Certification of Thomas S. Rogers, Chief Executive Officer of TiVo Inc. dated March 19, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.2**	Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 19, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS***	XBRL Instance Document	Filed herewith.
101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
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