Form 10-Q
period 2015-04-30
TIVO INC
filed 2015-06-02
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 97,295,357 as of May 29, 2015.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, including our expectations of future revenues, and profitability;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

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

•
our expectations regarding future advertising and audience research and measurement revenues, growth in the future programmatic ad spending for television and our ability to develop data products to integrate into the emerging programmatic ad spending marketplaces;

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

•
our expectations that in the future we may also offer services for additional non-DVR products beyond TiVo Mini, for example, that may or may not incorporate the TiVo user interface and non-DVR software including a network DVR service;

•
our expectations of the future decrease in hardware revenues and hardware margin as our U.S. MSO customers transition their hardware purchases to third-party hardware manufacturers such as Pace or Arris and our belief that this will enable us to gain additional MSO Subscriptions;

•	our expectations of the growth of the TiVo service and technology revenues outside the United States;

•
our expectations regarding a future decrease in the amount of our research and development spending and our associated ability to remain a competitive technology innovator and invest significant resources in advanced television solutions beyond the DVR;

•	our expectation that annual research and development spending in fiscal year 2015 will continue to be significant but to be at lower levels than the fiscal year ended January 31, 2015;

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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2015	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$145,888	$178,217
Short-term investments	540,411	564,744
Accounts receivable, net of allowance for doubtful accounts of $593 and $647, respectively	39,144	40,184
Inventories	22,417	20,341
Deferred cost of technology revenues, current	5,799	5,076
Deferred tax asset, current	49,463	55,787
Prepaid expenses and other, current	11,746	13,851
Total current assets	814,868	878,200
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $53,615 and $52,021, respectively	11,674	11,854
Intangible assets, net of accumulated amortization of $33,419 and $31,277, respectively	50,668	51,810
Deferred cost of technology revenues, long-term	14,145	15,016
Deferred tax asset, long-term	114,486	114,486
Goodwill	99,364	99,364
Prepaid expenses and other, long-term	10,567	6,791
Total long-term assets	300,904	299,321
Total assets	$1,115,772	$1,177,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$24,026	$29,359
Accrued liabilities	39,267	54,431
Deferred revenue, current	168,844	175,503
Convertible senior notes, current	172,500	—
Total current liabilities	404,637	259,293
LONG-TERM LIABILITIES
Deferred revenue, long-term	228,047	255,816
Convertible senior notes, long-term	181,601	352,562
Other long-term liabilities	521	537
Total long-term liabilities	410,169	608,915
Total liabilities	814,806	868,208
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 142,041,432 and 138,577,153, respectively, and outstanding shares are 97,090,545 and 96,221,867, respectively	141	138
Treasury stock, at cost: 44,950,887 and 42,355,286 shares, respectively	(542,764)	(514,853)
Additional paid-in capital	1,215,389	1,203,722
Accumulated deficit	(371,801)	(379,680)
Accumulated other comprehensive income (loss)	1	(14)
Total stockholders’ equity	300,966	309,313
Total liabilities and stockholders’ equity	$1,115,772	$1,177,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2015	2014
Revenues
Service revenues	$39,849	$35,895
Technology revenues	52,571	50,106
Hardware revenues	22,314	21,058
Net revenues	114,734	107,059
Cost of revenues
Cost of service revenues	15,439	13,850
Cost of technology revenues	6,136	4,544
Cost of hardware revenues	22,571	19,764
Total cost of revenues	44,146	38,158
Gross margin	70,588	68,901
Research and development	25,014	26,347
Sales and marketing	10,941	10,315
Sales and marketing, subscription acquisition costs	1,691	1,505
General and administrative	14,822	15,354
Total operating expenses	52,468	53,521
Income from operations	18,120	15,380
Interest income	885	1,144
Interest expense and other expense, net	(4,834)	(1,976)
Income before income taxes	14,171	14,548
Provision for income taxes	(6,292)	(6,424)
Net income	$7,879	$8,124

Net income per common share
Basic	$0.09	$0.07
Diluted	$0.08	$0.07

Income for purposes of computing net income per share:
Basic	$7,879	$8,124
Diluted	$9,130	$9,375

Weighted average common and common equivalent shares:
Basic	91,454,492	113,381,677
Diluted	110,544,699	133,204,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014

Net income	$7,879	$8,124
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	15	(277)
Total comprehensive income, net of tax	$7,894	$7,847
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,879	$8,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	3,758	3,228
Stock-based compensation expense	7,125	8,309
Amortization of discounts and premiums on investments	1,478	3,002
Deferred income taxes	5,834	(971)
Amortization of debt issuance costs and debt discount	1,955	240
Excess tax benefits from employee stock-based compensation	—	(3,691)
Allowance for doubtful accounts	54	110
Changes in assets and liabilities:
Accounts receivable	986	5,960
Inventories	(2,076)	(576)
Deferred cost of technology revenues	109	2,280
Prepaid expenses and other	2,150	(1,591)
Accounts payable	(5,243)	(3,150)
Accrued liabilities	(15,124)	(16,340)
Deferred revenue	(34,428)	(27,982)
Other long-term liabilities	(17)	(61)
Net cash used in operating activities	$(25,560)	$(23,109)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(112,552)	(97,373)
Sales or maturities of short-term investments	135,038	198,494
Purchase of long-term investment	(2,420)	—
Acquisition of business, net of cash acquired	—	(128,387)
Acquisition of property and equipment and other long-term assets	(3,000)	(629)
Acquisition of intangible assets	(1,000)	—
Net cash provided by (used in) investing activities	$16,066	$(27,895)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	5,076	2,080
Excess tax benefits from employee stock-based compensation	—	3,691
Treasury stock - repurchase of stock	(27,911)	(110,576)
Net cash used in financing activities	$(22,835)	$(104,805)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(32,329)	$(155,809)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	178,217	253,713
Balance at end of period	$145,888	$97,904
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2015 and January 31, 2015 and the results of operations and the statement of other comprehensive income for the three months ended April 30, 2015 and 2014 and condensed consolidated statements of cash flows for the three months ended April 30, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the three months ended April 30, 2015 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2016 or any other periods.
Recent Accounting Pronouncements
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard would be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $5.3 million as of April 30, 2015 and $6.1 million as of January 31, 2015.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Cash and cash equivalents:
Cash	$7,647	$29,135
Cash equivalents:
Commercial paper	109,948	48,210
Money market funds	19,370	100,872
Corporate debt securities	8,923	—
Total cash and cash equivalents	$145,888	$178,217
Marketable securities:
Certificates of deposit	$24,400	$27,400
Commercial paper	86,429	85,062
Corporate debt securities	399,984	416,333
Foreign government securities	10,842	10,849
Variable-rate demand notes	285	285
Asset and mortgage-backed securities	9,691	18,861
Municipal bonds	8,780	5,954
Current marketable debt securities	$540,411	$564,744
Other investment securities:
Other investment securities - cost method	$2,670	$250
Total other investment securities	$2,670	$250
Total cash, cash equivalents, marketable securities, and other investment securities	$688,969	$743,211
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities
TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	April 30, 2015	January 31, 2015
	(in thousands)
Due within 1 year	$466,922	$451,571
Due within 1 year through 5 years	73,204	112,888
Due after 10 years	285	285
Total	$540,411	$564,744
Unrealized Gains (Losses) on Marketable Investment Securities
The following tables summarize unrealized gains and losses related to the Company’s investments in marketable securities designated as cash equivalents or available-for-sale:

	As of April 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$7,647	$—	$—	$7,647
Cash equivalents:				$—
Commercial paper	$109,930	$18	$—	$109,948
Money market funds	$19,370	$—	$—	$19,370
Corporate debt securities	$8,928	$—	$(5)	$8,923
Total cash and cash equivalents	$145,875	$18	$(5)	$145,888
Marketable securities:
Certificates of deposit	$24,400	$—	$—	$24,400
Commercial paper	86,406	23	—	86,429
Corporate debt securities	400,026	91	(133)	399,984
Foreign government securities	10,844	—	(2)	10,842
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	9,693	—	(2)	9,691
Municipal bonds	8,776	4	—	8,780
Current marketable debt securities	$540,430	$118	$(137)	$540,411
Total cash, cash equivalents, and marketable debt securities	686,305	136	(142)	686,299

	As of January 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Cash	$29,135	$—	$—	$29,135
Cash equivalents:				$—
Commercial paper	$48,207	$3	$—	$48,210
Money market funds	$100,872	$—	$—	$100,872
Total cash and cash equivalents	$178,214	$3	$—	$178,217
Marketable securities:
Certificates of deposit	$27,400	$—	$—	$27,400
Commercial paper	85,031	31	—	85,062
Corporate debt securities	416,391	112	(170)	416,333
Foreign government securities	10,851	—	(2)	10,849
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	18,864	—	(3)	18,861
Municipal bonds	5,948	6	—	5,954
Total	$564,770	$149	$(175)	$564,744
Total cash, cash equivalents, and marketable debt securities	$742,984	$152	$(175)	$742,961
None of these investments were in a loss position for greater than twelve months as of April 30, 2015 and January 31, 2015.
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at April 30, 2015 and January 31, 2015 was $172.5 million (for both periods) and the fair value was $193.2 million and $193.7 million, based on the note's quoted market price as of April 30, 2015 and January 31, 2015, respectively. The carrying value of the 2.0% Notes due 2021 at April 30, 2015 and January 31, 2015 was $181.6 million and $180.1 million and the fair value was $222.0 million and $211.1 million, based on the note's quoted market price as of April 30, 2015 and January 31, 2015, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of April 30, 2015 and January 31, 2015:

	As of April 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$109,948	$—	$109,948	$—
Money market funds	19,370	19,370	—	—
Corporate debt securities	8,923	—	8,923	—
Short-term investments:
Certificates of deposit	24,400	—	24,400	—
Commercial paper	86,429	—	86,429	—
Corporate debt securities	399,984	—	399,984	—
Foreign government securities	10,842	—	10,842	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	9,691	—	9,691	—
Municipal bonds	8,780	—	8,780	—
Total	$678,652	$19,370	$659,282	$—
	As of January 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$48,210	$—	$48,210	$—
Money market funds	100,872	100,872	—	—
Short-term investments:
Certificates of deposit	27,400	—	27,400	—
Commercial paper	85,062	—	85,062	—
Corporate debt securities	416,333	—	416,333	—
Foreign government securities	10,849	—	10,849	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	18,861	—	18,861	—
Municipal bonds	5,954	—	5,954	—
Total	$713,826	$100,872	$612,954	$—

Level 1 Measurements
TiVo's cash equivalents held in money market funds are measured at fair value using Level 1 inputs.
Level 2 Measurements
The Company uses inputs such as broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods p resented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates.
Level 3 Measurements
As of April 30, 2015, TiVo had no Level 3 instruments.
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has two direct investments in privately-held companies accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investments considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of April 30, 2015 and $250,000 as of January 31, 2015. No events or circumstances indicating a potential impairment were identified as of as of April 30, 2015.
5. INVENTORY
Inventory was as follows:

	As of
	April 30, 2015	January 31, 2015
	( in thousands)
Raw Materials	$2,237	$1,473
Finished Goods	20,180	18,868
Total Inventory	$22,417	$20,341
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The one year warranty for parts is extended beyond one year for customers on monthly service plans who also use our latest Roamio DVRs for as long as such customers remain active. As of April 30, 2015 and January 31, 2015, the accrued warranty reserve was $330,000 and $471,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of April 30, 2015, the extended warranty deferred revenue and cost was $2.0 million and $240,000, respectively. As of January 31, 2015, the extended warranty deferred revenue and cost was $2.1 million and $263,000, respectively.
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
On November 4, 2014, the District Court granted Kantar’s motion for attorneys fees and expenses directly related to certain arguments advanced by TiVo Research that the Court identified in its order. On December 4, 2014, the parties reached agreement on a stipulation that $1.5 million would be the amount of the fees and costs that the Company would have to pay in the event that the Company did not prevail on appeal. On January 5, 2015, the Company filed a notice of appeal of the Court’s order awarding Kantar attorneys’ fees and costs and believes it has strong arguments for reversal. However, in the case of adverse outcome, the Company believes the probable loss is $1.5 million and in accordance with Accounting Standards Codification 450-20, Loss Contingencies, the Company accrued $1.5 million relating to this matter.
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	April 30, 2015	January 31, 2015
	( in thousands)
4.0% Notes due 2016	$172,500	$172,500
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(48,399)	(49,938)
Net carrying amount of 2.0% Notes due 2021	181,601	180,062
Total convertible debt	354,101	352,562
Less: Convertible short-term debt	172,500	—
Convertible long-term debt	$181,601	$352,562
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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Three Months Ended April 30,
	2015	2014
	(In Thousands)
Contractual interest coupon	$1,725	$1,725
Amortization of debt issuance costs	240	240
Total interest cost recognized	$1,965	$1,965
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
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of April 30, 2015, unamortized deferred issuance cost was $836,000.
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
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of April 30, 2015, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended April 30,
	2015	2014
	(In Thousands)
Contractual interest coupon	$1,150	$—
Amortization of debt issuance cost	176	—
Amortization of debt discount	1,540	—
Total interest cost recognized	$2,866	$—
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $48.4 million as of April 30, 2015 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 6.4 years.
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
The Company will pay cash interest on the 2.0% Notes due 2021 at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of April 30, 2015, unamortized deferred issuance cost was $4.5 million.

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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of April 30, 2015 the Company had not received any shares under these convertible note hedge transactions.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of April 30, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the three months ended April 30, 2015 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2015	2014
	(income in thousands)
Numerator:
Net income	$7,879	$8,124
Interest on dilutive notes, net of tax	1,251	1,251
Net income for purpose of computing net income per diluted share	9,130	9,375
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	91,454,492	113,381,677
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	3,628,014	4,360,258
4.0% Notes due 2016	15,462,193	15,462,193
Denominator for diluted net income per common share	110,544,699	133,204,128
Basic net income per common share	$0.09	$0.07
Diluted net income per common share	$0.08	$0.07
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three months ended April 30, 2015 and 2014 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2015	2014
Unvested restricted stock	153,529	30,143
Options to purchase common stock	358,502	449,577
2.0% Notes due to 2021	12,904,679	—
Common stock warrants	12,904,679	—
Total	26,321,389	479,720
Effect of conversion on net income per share. The 2.0% Notes due 2021 have no impact on diluted net income per share until the average quarterly price of our common stock exceeds the conversion price of $17.82 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $17.82 per share using the treasury stock method. If the average price of our common stock exceeds $24.00 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the calculation of net income (loss) per share, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 2.0% Notes due 2021 when the stock price is above $17.82 per share.
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2015 and 2014 is as follows:

	Three Months Ended April 30,
	2015	2014
	(In thousands)
Cost of service revenues	$497	$426
Cost of technology revenues	256	305
Cost of hardware revenues	40	81
Research and development	2,018	2,988
Sales and marketing	1,104	1,314
General and administrative	3,210	3,195
Stock-based compensation before income taxes	$7,125	$8,309
Income tax benefit	(1,467)	(1,923)
Stock-based compensation, net of tax	$5,658	$6,386
10. INCOME TAX
The Company recorded income tax expense for the three months ended April 30, 2015 and 2014 of $6.3 million and $6.4 million, respectively. The effective tax rate for the three months ended April 30, 2015 and 2014 was 44% and 44%, respectively.
The provision for income taxes for the three and nine months ended October 31, 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive compensation, stock based compensation, and state taxes.
As of April 30, 2015, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized.
11. SUBSEQUENT EVENTS
On May 21, 2015, the Company acquired all outstanding shares of Cubiware Sp. Z.o.o., a privately-held company based in Warsaw, Poland that is a middleware, UI software, and back-office solutions provider of software solutions for set-top boxes to enable interactive television applications, pursuant to a Share Purchase Agreement dated May 21, 2015. The purchase consideration issued includes an initial cash payment of $16.0 million subject to customary working capital adjustments, guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals, and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon achieving certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition.
The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 19, 2015, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 19, 2015 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation television software services and innovative cloud-based software-as-a-service solutions that enable viewers to consume content across all screens in and out of the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, video on demand or VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing and recording, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to application on third-party devices such as iOS and Android mobile phones and tablets through features such as What to Watch Now, OnePass, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling. As of April 30, 2015, there were approximately 5.8 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses. In our TiVo-Owned business, we distribute TiVo devices through third-party retailers and through our on-line store at TiVo.com. Additionally, in our MSO business we generate service and, in some cases, hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers. Further, our Digitalsmiths' products enable television service providers to offer cloud-based search and discovery capabilities independent of the TiVo brand and particular software on the set-top box or mobile device.

During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of April 30, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
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
Executive Overview
Fiscal year 2016
In the fiscal year ending January 31, 2016, we plan to continue to be focused on our efforts to build leading advanced television products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to continue our efforts to increase our subscription base by adding new subscriptions through our mass distribution relationships both in the U.S. and internationally.
•We also expect to continue our efforts to drive growth in our TiVo-Owned subscriptions. These efforts include initiatives to offer products into growing segments such as OTA and product enhancements focused on streaming, content, mobile, and personalization to improve the viewing experience. To the extent these efforts are successful at growing our subscription base, we may invest incremental capital in subscription acquisition activities and/or further product enhancements.
•We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers to increase our MSO service revenues in the long term. As a result, we expect MSO hardware revenues and margins to likely decline in the future as U.S. MSO customers transition to third-party hardware such as Pace, Arris and other products which can support our TiVo service. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
•We expect to see revenue growth from our acquisition of Digitalsmiths. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay TV operators as well as various consumer electronics manufacturers and content providers. Most of these relationships are at the early stages of deployment and we expect increased penetration will drive further growth. Additionally, we are focused on signing additional distribution customers for Digitalsmiths both in the U.S. and internationally as well as launching new Digitalsmiths' products and services, such as the recently launched analytics product Seamless Insights.

•We expect to continue to develop the research and data products of our subsidiary, TiVo Research, with a focus on taking advantage of the future growth of programmatic ad spending for television by integrating our unique data feeds into the emerging programmatic marketplaces. We believe that these efforts could drive future revenue growth for TiVo Research as we look to further integrate our data into the programmatic ad sales ecosystem.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. Therefore, we expect our annual research and development spending in fiscal year 2016 to continue to be significant although at lower levels than the fiscal year ended January 31, 2015 as we continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, out-of-home streaming capabilities, data analytics, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop or implement. As such, to the extent that our development costs exceed upfront development or implementation fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of April 30, 2015 we had deferred costs of approximately $19.9 million related to development work, largely related to Com Hem, Charter Communications Operating, LLC (Charter) and Cogeco. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs outside of North America, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions and Households. Management reviews these metrics, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscription lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscription lines refer to subscriptions sold to consumers by MSOs such as Com Hem, ONO, RCN, Suddenlink, and Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active product lifetime subscriptions, and percent of TiVo-Owned Subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
TiVo-Owned Gross Additions:	39	59	36	27	32	49	33	20
Net Additions/(Losses):
TiVo-Owned	—	16	(9)	(20)	(9)	6	(21)	(26)
MSOs	285	324	337	283	341	313	295	238
Total Net Additions/(Losses)	285	340	328	263	332	319	274	212
Cumulative Subscriptions:
TiVo-Owned	944	944	928	937	957	966	960	981
MSOs	4,813	4,528	4,204	3,867	3,584	3,243	2,930	2,635
Total Cumulative Subscriptions	5,757	5,472	5,132	4,804	4,541	4,209	3,890	3,616
Average Subscriptions:
TiVo-Owned Average Subscriptions	944	935	930	946	961	962	974	994
MSO Average Subscriptions	4,669	4,368	4,035	3,727	3,420	3,072	2,775	2,514
Total Average Subscriptions:	5,613	5,303	4,965	4,673	4,381	4,034	3,749	3,508
Total MSO Households	4,082	3,889	3,651	3,391	3,172	2,912	2,664	2,410
MSO Average Households	3,985	3,774	3,521	3,283	3,036	2,785	2,535	2,318
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	147	149	152	159	161	171	169	176
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	45%	46%	48%	49%	50%	50%	51%	52%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) a consumer has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (product lifetime subscriptions). Beginning in October 2014, each TiVo Mini sale has included a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 10% and 3% of cumulative TiVo-Owned subscriptions as of April 30, 2015 and 2014, respectively. Increasing sales of TiVo Minis have helped slow, and in some quarters, reverse declines in our cumulative TiVo-Owned subscriptions and increased the number of subscriptions (devices) per TiVo-Owned household. This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. The increase in TiVo-Owned Subscriptions in the quarter and the decrease in the net loss of TiVo-Owned Subscriptions in quarter were based primarily on changes in our whole home pricing, including the bundling of product lifetime subscriptions with each TiVo Mini device, and the continued launch of our TiVo OTA (over-the-air) product. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact to the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
We define a "household" as one or more devices associated with the same contract or customer number. We currently do not report TiVo-Owned households as we currently receive incremental revenue for each new TiVo-Owned Subscription in the TiVo-Owned business whereas, in some cases, our MSO customers pay us on a per household basis. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single MSO Household.
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
TiVo-Owned Subscriptions remained flat during the three months ended April 30, 2015, as compared to a decrease of 9,000 in the same prior year period. The improvement in net TiVo-Owned Subscription losses of 9,000 subscriptions was largely related to increased gross subscription additions that were primarily related to increased sales of TiVo Minis as well as TiVo OTA. The TiVo-Owned installed subscription base decreased slightly to 944,000 subscriptions as of April 30, 2015 as compared to 957,000 as of April 30, 2014. We believe the year over year decrease in total TiVo-Owned Subscriptions was largely due to continued competition from DVRs distributed by cable and satellite companies and the increased number of devices that deliver streaming video over the internet to consumers as we continued to have fewer TiVo-Owned Subscription gross additions than TiVo-Owned Subscription cancellations.
Our MSO installed subscription base increased by 285,000 subscriptions during the three months ended April 30, 2015, to 4.8 million subscriptions as of April 30, 2015. The increase in cumulative MSO Subscriptions of approximately 1.2 million subscriptions from April 30, 2014 is due to subscription growth from a variety of partners including Cogeco, Com Hem, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is largely related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributer. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
Average TiVo-Owned subscriptions	944	935	930	946	961	962	974	994
TiVo-Owned subscription cancellations	(39)	(43)	(45)	(47)	(41)	(43)	(54)	(46)
TiVo-Owned Churn Rate per month	(1.4)%	(1.5)%	(1.6)%	(1.6)%	(1.4)%	(1.5)%	(1.8)%	(1.5)%
TiVo-Owned Churn Rate per month was (1.4)% and (1.4)% for the quarters ended April 30, 2015 and 2014, respectively. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,691	$3,455	$2,734	$1,212	$1,505	$6,038	$2,628	$1,996
Hardware revenues	(22,314)	(22,463)	(30,366)	(25,232)	(21,058)	(22,301)	(35,597)	(23,104)
Less: MSOs'-related hardware revenues	17,298	15,467	23,997	20,234	15,896	12,634	25,759	20,103
Cost of hardware revenues	22,571	25,040	28,176	22,524	19,764	23,163	33,017	21,957
Less: MSOs'-related cost of hardware revenues	(13,712)	(12,475)	(18,973)	(14,805)	(11,961)	(9,650)	(20,530)	(15,384)
Total Acquisition Costs	$5,534	$9,024	$5,568	$3,933	$4,146	$9,884	$5,277	$5,568
TiVo-Owned Subscription Gross Additions	39	59	36	27	32	49	33	20
Subscription Acquisition Costs (SAC)	$142	$153	$155	$146	$130	$202	$160	$278

	Twelve Months Ended
ROLLING 12 MONTHS	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$9,092	$8,906	$11,489	$11,383	$12,167	$12,521	$9,954	$8,886
Hardware revenues	(100,375)	(99,119)	(98,957)	(104,188)	(102,060)	(101,788)	(102,616)	(88,091)
Less: MSOs'-related hardware revenues	76,996	75,594	72,761	74,523	74,392	74,498	78,698	65,990
Cost of hardware revenues	98,311	95,504	93,627	98,468	97,901	96,633	95,317	85,734
Less: MSOs'-related cost of hardware revenues	(59,965)	(58,214)	(55,389)	(56,946)	(57,525)	(56,643)	(58,029)	(49,340)
Total Acquisition Costs	$24,059	$22,671	$23,531	$23,240	$24,875	$25,221	$23,324	$23,179
TiVo-Owned Subscription Gross Additions	161	154	144	141	134	126	112	109
Subscription Acquisition Costs (SAC)	$149	$147	$163	$165	$186	$200	$208	$213
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
During the three months ended April 30, 2015, our total acquisition costs were $5.5 million, an increase of $1.4 million, as compared to the same prior year period. This increase was primarily related to $1.1 million charge for excess and obsolete inventory relating to non-MSO units as well as increased sales and marketing subscription acquisition costs of $186,000, partially offset by the lower SAC associated with the TiVo Mini.

During the twelve months ended April 30, 2015 our total acquisition costs were $24.1 million, a decrease of $816,000 compared to the same prior year period. This decrease was related to decreased sales and marketing subscription acquisition costs of $3.1 million . That decrease was partially offset by a decrease in the hardware gross margin of $2.3 million, as compared to the same prior year period. The lower hardware gross margin was largely driven by a $1.1 million charge for excess and obsolete inventory relating to non-MSO units and which is a result of changes in pricing of our TiVo Mini product and introduction of our TiVo Roamio OTA product.
The decrease in SAC of $37 for the twelve months ended April 30, 2015 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.
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

	Three Months Ended
Service Revenues	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
	(In thousands)
TiVo-Owned-related service revenues	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975	$23,462	$24,120
MSOs'-related service revenues	14,078	13,675	10,563	10,328	9,950	10,498	7,734	7,555
Media services and other service revenues	4,724	5,282	4,332	4,193	3,435	2,844	2,330	3,255
Total Service Revenues	$39,849	$40,498	$36,705	$36,909	$35,895	$36,317	$33,526	$34,930
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975	$23,462	$24,120
Average TiVo-Owned revenues per month	7,016	7,180	7,270	7,463	7,503	7,658	7,821	8,040
Average TiVo-Owned subscriptions per month	944	935	930	946	961	962	974	994
TiVo-Owned ARPU per month	$7.43	$7.68	$7.82	$7.89	$7.81	$7.96	$8.03	$8.09
The decrease in TiVo-Owned ARPU per month for the three months ended April 30, 2015 as compared to the same prior year period was due primarily to an increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.

Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Other than the critical accounting estimates noted below there have been no other changes to our critical accounting estimates from our Form 10-K for the fiscal year ended January 31, 2015.
Recent Accounting Pronouncements
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In April 2015, the FASB proposed a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard would be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $5.3 million as of April 30, 2015 and $6.1 million as of January 31, 2015.
Results of Operations
Net Revenues.
Our net revenues for the three months ended April 30, 2015 and 2014 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2015		2014
	(In thousands, except percentages)
Service revenues	$39,849	35%	$35,895	33%
Technology revenues	52,571	46%	$50,106	47%
Hardware revenues	22,314	19%	$21,058	20%
Net revenues	$114,734	100%	$107,059	100%
Change from same prior year period	7%		30%
Service Revenues. The increase in Service revenues of $4.0 million for the three months ended April 30, 2015, as compared to the same prior year period was related to an increase in MSO-related service revenues of $4.1 million due to an increased subscription base and recognition of ONO service revenues which began during the three months ended January 31, 2015. This increase was combined with an increase in Media service and other revenues of $1.3 million related to increased revenue from Digitalsmiths products and services. These increases were partially offset by a decrease in TiVo-Owned subscription revenues of $1.5 million. This decrease in TiVo-Owned subscription revenues is primarily due to the lower revenue associated with our TiVo Mini product, partially offset by an increase in our subscription base.
Technology Revenues. Technology revenues for the three months ended April 30, 2015 increased by $2.5 million as compared to the same prior year periods primarily due to the an increase in licensing revenue from

Verizon and AT&T and to a lesser extent the timing of revenue recognition related to various technology related projects.
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through April 30, 2015 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
2015	169,641	83,579
Three month period from February 1, 2015 to April 30, 2015	42,858	6,545
Total	$461,147	$758,884
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2016 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(In thousands)
Nine month period from May 1, 2015 to January 31, 2016	$128,705	$77,034
Fiscal Year Ending January 31,
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021-2024	6,388	—
Total	$573,117	$275,331
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2015 increased by $1.3 million as compared to the same prior year period. This increase was primarily driven by a larger amount of hardware sales to MSO operator partners. We expect hardware revenue related to our MSO business to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Cost of service revenues.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Cost of service revenues	$15,439	$13,850
Change from same prior year period	11%	28%
Percentage of service revenues	39%	39%
Service gross margin	$24,410	$22,045
Service gross margin as a percentage of service revenues	61%	61%
Cost of service revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service revenues increased by $1.6 million for the three months ended April 30, 2015, as compared to the same prior year period. The increase was driven by increased service revenues from Digitalsmiths products and services. Service gross margins remained flat at 61% for the three months ended April 30, 2015 as compared to the same prior year period.
Cost of technology revenues.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Cost of technology revenues	$6,136	$4,544
Change from same prior year period	35%	22%
Percentage of technology revenues	12%	9%
Technology gross margin	$46,435	$45,562
Technology gross margin as a percentage of technology revenues	88%	91%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $1.6 million for the three months ended April 30, 2015, as compared to the same prior year period. This increase was related primarily to increased volume of development work for certain MSO partners.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $19.9 million related to development work, largely related to Com Hem, Charter and Cogeco and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at April 30, 2015. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Cost of hardware revenues	$22,571	$19,764
Change from same prior year period	14%	7%
Percentage of hardware revenues	101%	94%
Hardware gross margin	$(257)	$1,294
Hardware gross margin as a percentage of hardware revenue	(1)%	6%
Cost of hardware revenues include all product costs associated with the TiVo-enabled DVRs and non-DVRs we distribute and sell, including manufacturing-related overhead and personnel, warranty, certain licensing, order fulfillment, and freight costs. We sell this hardware primarily as a means to grow our service revenues and, as a result, generating positive gross margins from hardware sales that are linked with the sale of TiVo-Owned service is not the primary goal of the consumer business. Cost of hardware revenues for the three months ended April 30, 2015 increased by $2.8 million as compared to the same prior year period. The increase was largely due to a $1.2 million charge for excess and obsolete inventory. Additionally, while we saw some decreases in the number of hardware units sold during the three months ended April 30, 2015 as compared to the same prior year period, these decreases were offset by a higher average cost of units sold to our MSO operator partners.
Hardware gross margin for the three months ended April 30, 2015 decreased by $1.6 million as compared to the same prior year period largely due a $1.2 million charge for excess and obsolete inventory and to a change in the mix of units sold and the channel in which they were sold during the period as compared to the same prior year period.
Our MSO partner absolute margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace and, in the future, Arris DVR and non-DVR product.
Research and development expenses.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Research and development expenses	$25,014	$26,347
Change from same prior year period	(5)%	—%
Percentage of net revenues	22%	25%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Our research and development expenses decreased by $1.3 million for the three months ended April 30, 2015 as compared to the same prior year period. The decrease was largely related to decreased headcount and headcount related costs. We expect our annual research and development spending in fiscal year 2016 to continue to be significant but to be at lower levels than the fiscal year 2015.
Sales and marketing expenses.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Sales and marketing expenses	$10,941	$10,315
Change from same prior year period	6%	21%
Percentage of net revenues	10%	10%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses and amortization of acquired intangibles. Sales and marketing expenses for the three months ended April 30, 2015 increased by $626,000 as compared to the same prior year period which is principally related to increased compensation related expenses largely due to increased headcount. As a percentage of revenue, sales and marketing expenses has remained flat at 10%.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,691	$1,505
Change from same prior year period	12%	(19)%
Percentage of net revenues	1%	1%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the three months ended April 30, 2015 increased by $186,000 as compared to the same prior year period due to changes in advertising spending during the current periods.
General and administrative expenses.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
General and administrative	$14,822	$15,354
Change from same prior year period	(3)%	(30)%
Percentage of net revenues	13%	14%
Litigation expense (included in total general and administrative costs above)	$890	$1,076
Change from same prior year period	(17)%	(90)%
Percentage of net revenues	1%	1%
General and administrative, net of litigation expense	$13,932	$14,278
Change from same prior year period	(2)%	31%
Percentage of net revenues	12%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended April 30, 2015, general and administrative expenses decreased by $0.5 million as compared to the same prior year period. The decrease was primarily related to decreased headcount related expenses.
Interest income. Interest income for the three months ended April 30, 2015 decreased by $259,000 as compared to the same prior year period. The average cash and short-term investment balance held during the three months ended April 30, 2015 was lower as compared to the same prior year period causing interest income to decrease over the respective periods.
Interest expense and other. Interest expense and other income for the three and three months ended April 30, 2015 increased by $2.9 million compared to the same prior year period due to amortization of the debt issuance costs and debt discount on 2.0% Notes due 2021 which were issued in September 2014.
Provision for income taxes.

	Three Months Ended April 30,
	2015	2014
	(In thousands, except percentages)
Provision for income taxes	(6,292)	(6,424)
Effective tax rate	44%	44%
The provision for income taxes for the three months ended April 30, 2015 and 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible executive based compensation, stock based compensation and state taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of April 30, 2015, we had over $686.3 million of cash, cash equivalents, and short-term investments. We have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal of 2.0% Notes due 2021 in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, payment of principal on 4.0% Notes due 2016 unless converted, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(25,560)	(23,109)
Net cash provided by (used in) investing activities	$16,066	$(27,895)
Net cash used in financing activities	$(22,835)	$(104,805)
Net Cash Provided by Operating Activities
During the three months ended April 30, 2015, our net cash used in operating activities increased by $2.5 million from $25.6 million as compared to $23.1 million during the same prior year period. This is principally due to the quarterly Verizon payment of $6 million being received after the quarter ended as well as to a $2.4 million interest payment made on the 2.0% Notes due 2021 which were issued in September 2014.
Net Cash Used in Investing Activities
Net cash provided by investing activities for the three months ended April 30, 2015 was approximately $16.1 million and was largely related to a net cash inflow of $22.5 million related to our cash management process, and the purchase and sales of short-term investments. This inflow was partially offset by the purchase of property and equipment and other long-term assets of $3.0 million which is used to support our business, an investment of $2.4 million, and intangibles assets of $1.0 million.
Net cash used in investing activities for the three months ended April 30, 2014 was approximately $27.9 million and was largely related to usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $101.1 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $629,000 which is used to support our business.
Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended April 30, 2015 was approximately $22.8 million as compared to net used in financing activities of $104.8 million for the same prior year period.
For the three months ended April 30, 2015 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $27.9 million which was partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $5.1 million.
For the three months ended April 30, 2014 the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $110.6 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $2.1 million.
Financing Agreements
Share Repurchases. During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of April 30, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
Universal Shelf Registration Statement. We are a well-known seasoned issuer and are eligible to file a registration statement on Form S-3 which would be immediately effective upon filing with the SEC under which we may issue an unlimited amount of securities, including debt securities, common stock, preferred stock, and warrants. Depending on market conditions, we may issue securities under future registration statements or in private offerings exempt from registration requirements.
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2016	$172,500	$172,500	$—	$—	$—
Interest on Long-Term Debt Obligations maturing in 2016	6,804	6,804	—	—	—
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	29,900	4,600	9,200	9,200	6,900
Operating leases	5,680	3,432	2,248	—	—
Purchase obligations	16,437	16,437	—	—	—
Total contractual cash obligations	$461,321	$203,773	$11,448	$9,200	$236,900
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
Off-Balance Sheet Arrangements

As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2015.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2015 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2015 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2015, and subsequent reports on Form 8-K.

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
Purchases of Equity Securities
We have reacquired shares of stock from employees upon the vesting of restricted stock that was granted under our Amended & Restated 1999 Employee Incentive Plan and our Amended & Restated 2008 Equity Incentive Award Plan. These shares were surrendered by the employees, and reacquired by us, to satisfy the employees’ minimum statutory tax withholding which is required on restricted stock once they become vested and are shown in the following table:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
February 1, 2015 through February 28, 2015	39,722	(1)	$10.78	738,626	$296,245,746
March 1, 2015 through March 31, 2015	328,630	(2)	$10.67	806,392	$287,634,708
April 1, 2015 through April 30, 2015	337,973	(3)	$10.78	344,208	$283,875,183
(1) During the month of February 2015 TiVo acquired 39,722 shares at a weighted average price of $10.78 from employees upon the vesting of restricted stock.
(2) During the month of March 2015 TiVo acquired 328,630 shares at a weighted average price of $10.67 from employees upon the vesting of restricted stock.
(3) During the month of April 2015 TiVo acquired 337,973 shares at a weighted average price of $10.78 from employees upon the vesting of restricted stock.
(4) During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of April 30, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.

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

4.3	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 23, 2014).
4.4	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2014).
10.1**	Fourth Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, effective September 13, 2012 (filed herewith).
10.2**	Summary of TiVo Inc. Fiscal Year 2016 Bonus Plan for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2015).
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

TIVO INC.

Date:	6/2/2015	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	6/2/2015	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	6/2/2015	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)