Form 10-Q
period 2015-07-31
TIVO INC
filed 2015-09-09
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 98,055,801 as of August 31, 2015.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2015

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

•
our TiVo-Owned Subscriptions, our future investments in subscription acquisition activities, future advertising expenditures, hardware costs and associated hardware subsidies, and other sales and marketing activities, including our sales and marketing, subscription acquisition costs (SAC), average revenue per subscription (ARPU), and subscription churn;

•
our TiVo-Owned Subscriptions, our estimates of the useful life of TiVo-enabled digital video recorders (DVRs) and Minis in connection with the recognition of revenue received from product lifetime subscriptions and the expected future increase in the number of fully-amortized TiVo-Owned product lifetime subscriptions, and our estimates of the effects of product lifetime subscriptions on churn;

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•
our expectations regarding future changes in subscriptions to the TiVo service, including future increases in the number of television service operator (MSO) Subscriptions and households through international expansion and the possibility of future decreases in the TiVo-Owned Subscription base;

•
our expectations regarding future changes in our TiVo-Owned ARPU as well as fees paid by MSOs, including decreases in TiVo-Owned ARPUs as a result of increased sales of non-DVR devices such as TiVo Mini which have lower product lifetime service fees than DVRs;

•	our expectations regarding future sales of the TiVo OTA (Over-the-Air) retail product;

•	our expectations regarding future media services and other revenues;

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

•
our expectations regarding demand in the future advanced television services market for our services, software, and technology, which will be impacted by alternatives to and competitors with our products, such as broadband content delivered by MSOs to their customers' computers and mobile devices (such as TV Everywhere), video delivered on demand to an MSO customers' set-top box (VOD), and network DVRs;

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

•
our expectations of the future decrease in hardware revenues and hardware margin as our U.S. MSO customers transition their hardware purchases to third-party hardware manufacturers such as Arris and our belief that this will enable us to gain additional MSO Subscriptions;

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

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value; and

•	our expectations of growth from our acquisitions of Digitalsmiths Corporation ("Digitalsmiths") and Cubiware Sp. Z.o.o. ("Cubiware").
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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2015	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$173,033	$178,217
Short-term investments	539,990	564,744
Accounts receivable, net of allowance for doubtful accounts of $823 and $647, respectively	46,775	40,184
Inventories	17,430	20,341
Deferred cost of technology revenues, current	4,881	5,076
Deferred tax asset, current	42,308	55,787
Prepaid expenses and other, current	12,867	13,851
Total current assets	837,284	878,200
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $52,471 and $52,021, respectively	12,538	11,854
Intangible assets, net of accumulated amortization of $36,021 and $31,277, respectively	64,183	51,810
Deferred cost of technology revenues, long-term	13,428	15,016
Goodwill	109,617	99,364
Deferred tax asset, long-term	114,486	114,486
Prepaid expenses and other, long-term	10,645	6,791
Total long-term assets	324,897	299,321
Total assets	$1,162,181	$1,177,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$23,272	$29,359
Accrued liabilities	41,451	54,431
Deferred revenue, current	175,272	175,503
Convertible senior notes, current	172,500	—
Total current liabilities	412,495	259,293
LONG-TERM LIABILITIES
Deferred revenue, long-term	233,172	255,816
Convertible senior notes, long-term	183,167	352,562
Deferred tax liability, long-term	2,977	—
Other long-term liabilities	10,178	537
Total long-term liabilities	429,494	608,915
Total liabilities	841,989	868,208
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 143,079,906 and 138,577,153, respectively, and outstanding shares are 98,040,609 and 96,221,867, respectively	142	138
Treasury stock, at cost: 45,039,297 and 42,355,286 shares, respectively	(543,707)	(514,853)
Additional paid-in capital	1,228,466	1,203,722
Accumulated deficit	(363,462)	(379,680)
Accumulated other comprehensive income (loss)	(1,247)	(14)
Total stockholders’ equity	320,192	309,313
Total liabilities and stockholders’ equity	$1,162,181	$1,177,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues
Service and software revenues	$43,098	$36,909	$82,947	$72,804
Technology revenues	55,998	49,717	108,569	99,823
Hardware revenues	20,358	25,232	42,672	46,290
Net revenues	119,454	111,858	234,188	218,917
Cost of revenues
Cost of service and software revenues	15,171	13,750	30,610	27,600
Cost of technology revenues	8,710	5,669	14,846	10,213
Cost of hardware revenues	20,185	22,524	42,756	42,288
Total cost of revenues	44,066	41,943	88,212	80,101
Gross margin	75,388	69,915	145,976	138,816
Research and development	26,309	25,051	51,323	51,398
Sales and marketing	11,930	10,284	22,871	20,599
Sales and marketing, subscription acquisition costs	1,117	1,212	2,808	2,717
General and administrative	15,880	15,760	30,702	31,114
Total operating expenses	55,236	52,307	107,704	105,828
Income from operations	20,152	17,608	38,272	32,988
Interest income	953	964	1,838	2,108
Interest expense and other expense, net	(5,044)	(1,966)	(9,878)	(3,942)
Income before income taxes	16,061	16,606	30,232	31,154
Provision for income taxes	(7,722)	(7,299)	(14,014)	(13,723)
Net income	$8,339	$9,307	$16,218	$17,431

Net income per common share
Basic	$0.09	$0.08	$0.18	$0.16
Diluted	$0.09	$0.08	$0.17	$0.15

Income for purposes of computing net income per share:
Basic	$8,339	$9,307	$16,218	$17,431
Diluted	$9,595	$10,545	$18,729	$19,907

Weighted average common and common equivalent shares:
Basic	92,382,999	110,036,235	92,139,957	111,708,956
Diluted	110,381,018	129,249,175	111,442,972	131,533,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014

Net income	$8,339	$9,307	$16,218	$17,431
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	(210)	(135)	(195)	(412)
Foreign currency translation adjustments	(1,038)	—	(1,038)	—
Total comprehensive income, net of tax	$7,091	$9,172	$14,985	$17,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,218	$17,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	8,132	6,760
Stock-based compensation expense	14,206	17,029
Amortization of discounts and premiums on investments	3,171	5,903
Change in fair value of purchase consideration	256	—
Deferred income taxes	12,917	(1,189)
Amortization of debt issuance costs and debt discount	3,937	480
Excess tax benefits from employee stock-based compensation	—	(7,468)
Allowance for doubtful accounts	80	131
Changes in assets and liabilities:
Accounts receivable	(5,017)	2,956
Inventories	2,911	5,801
Deferred cost of technology revenues	1,544	4,299
Prepaid expenses and other	1,103	(631)
Accounts payable	(6,896)	(4,654)
Accrued liabilities	(12,915)	(9,014)
Deferred revenue	(22,871)	(23,624)
Other long-term liabilities	(147)	(110)
Net cash provided by operating activities	$16,629	$14,100
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(214,027)	(348,720)
Sales or maturities of short-term investments	234,805	421,493
Purchase of long-term investment	(2,420)	—
Acquisition of business, net of cash acquired	(16,616)	(128,387)
Acquisition of property and equipment and other long-term assets	(4,884)	(2,519)
Acquisition of intangible assets	(1,000)	—
Net cash used in investing activities	$(4,142)	$(58,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	7,482	3,580
Proceeds from issuance of common stock related to employee stock purchase plan	3,823	3,649
Excess tax benefits from employee stock-based compensation	—	7,468
Treasury stock - repurchase of stock	(28,854)	(110,750)
Net cash used in financing activities	$(17,549)	$(96,053)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(122)	$—
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,184)	$(140,086)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	178,217	253,713
Balance at end of period	$173,033	$113,627
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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on over-the-top (OTT) sources of content; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2015 and January 31, 2015 and the results of operations and the statement of other comprehensive income for the three and six months ended July 31, 2015 and 2014 and condensed consolidated statements of cash flows for the six months ended July 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the three and six months ended July 31, 2015 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2016 or any other periods.
Foreign Currency Translation
The Company determines the functional currency for its foreign subsidiaries by reviewing the currencies in which their respective operating activities occur. For the Company’s foreign subsidiaries where the local country’s currency is the functional currency, the Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using the average exchange rates during the period. Gains and losses from these translations are credited or charged to foreign currency translation adjustments, included in accumulated other comprehensive income (loss) in stockholders’ equity.
Recent Accounting Pronouncements
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that

ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.9 million as of July 31, 2015 and $6.1 million as of January 31, 2015.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of July 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$42,519	$—	$—	$42,519
Cash equivalents:
Commercial paper	$100,397	$7	$—	$100,404
Money market funds	$24,595	$—	$—	$24,595
Corporate debt securities	$5,516	$—	$(1)	$5,515
Total cash and cash equivalents	$173,027	$7	$(1)	$173,033
Marketable securities:
Certificates of deposit	$18,400	$—	$—	$18,400
Commercial paper	51,117	11	(1)	51,127
Corporate debt securities	423,002	22	(246)	422,778
Foreign government securities	10,835	—	(2)	10,833
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	25,262	1	(10)	25,253
Municipal bonds	11,381	10	(7)	11,384
Current marketable debt securities	$540,212	$44	$(266)	$539,990
Total cash, cash equivalents, and marketable debt securities	713,239	51	(267)	713,023

	As of January 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$29,135	$—	$—	$29,135
Cash equivalents:
Commercial paper	$48,207	$3	$—	$48,210
Money market funds	$100,872	$—	$—	$100,872
Total cash and cash equivalents	$178,214	$3	$—	$178,217
Marketable securities:
Certificates of deposit	$27,400	$—	$—	$27,400
Commercial paper	85,031	31	—	85,062
Corporate debt securities	416,391	112	(170)	416,333
Foreign government securities	10,851	—	(2)	10,849
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	18,864	—	(3)	18,861
Municipal bonds	5,948	6	—	5,954
Total	$564,770	$149	$(175)	$564,744
Total cash, cash equivalents, and marketable debt securities	$742,984	$152	$(175)	$742,961
None of these investments were in a loss position for greater than twelve months as of July 31, 2015 and January 31, 2015.
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including certificates of deposit, commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.

Other investment securities
TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. The Company's cost basis in such investments was $2.7 million and $250,000 as of July 31, 2015 and January 31, 2015. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	July 31, 2015	January 31, 2015
	(in thousands)
Due within 1 year	$461,783	$451,571
Due within 1 year through 5 years	77,992	112,888
Due after 10 years	215	285
Total	$539,990	$564,744
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at July 31, 2015 and January 31, 2015 was $172.5 million (for both periods) and the fair value was $181.9 million and $193.7 million, based on the note's quoted market price as of July 31, 2015 and January 31, 2015, respectively. The carrying value of the 2.0% Notes due 2021 at July 31, 2015 and January 31, 2015 was $183.2 million and $180.1 million and the fair value was $210.4 million and $211.1 million, based on the note's quoted market price as of July 31, 2015 and January 31, 2015, respectively.
On a quarterly basis, TiVo measures, at fair value, certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of July 31, 2015 and January 31, 2015:

	As of July 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$100,404	$—	$100,404	$—
Money market funds	24,595	24,595	—	—
Corporate debt securities	5,515	—	5,515	—
Short-term investments:
Certificates of deposit	18,400	—	18,400	—
Commercial paper	51,127	—	51,127	—
Corporate debt securities	422,778	—	422,778	—
Foreign government securities	10,833	—	10,833	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	25,253	—	25,253	—
Municipal bonds	11,384	—	11,384	—
Contingent Liabilities
Acquisition purchase consideration	$9,685	$—	$—	$9,685
Total	$680,189	$24,595	$645,909	$9,685
	As of January 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$48,210	$—	$48,210	$—
Money market funds	100,872	100,872	—	—
Short-term investments:
Certificates of deposit	27,400	—	27,400	—
Commercial paper	85,062	—	85,062	—
Corporate debt securities	416,333	—	416,333	—
Foreign government securities	10,849	—	10,849	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	18,861	—	18,861	—
Municipal bonds	5,954	—	5,954	—
Total	$713,826	$100,872	$612,954	$—

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
Level 3 Measurements
The fair value of contingent purchase consideration arising from the acquisition of Cubiware (See Note 10) is determined based on a probability-based approach that includes significant unobservable inputs which include projected revenues and EBITDA, percentage probability of occurrence, and a discount rate to calculate the present value of future cash earn-out payments. A significant change in these inputs could result in a significantly higher or lower fair value measurement. The fair value of contingent purchase consideration is calculated on a quarterly basis. Any change in the fair value is recorded to interest expense and other expense, net of that period. The change in the fair value of the Company’s contingent purchase consideration liability is as follows:

Fair Value
(in thousands)
As of May 22, 2015	$9,429
Add: Change in fair value of contingent purchase consideration	256
As of July 31, 2015	$9,685
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has two direct investments in privately-held companies accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investments considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of July 31, 2015 and $250,000 as of January 31, 2015. No events or circumstances indicating a potential impairment were identified as of as of July 31, 2015.
5. INVENTORY
Inventory was as follows:

	As of
	July 31, 2015	January 31, 2015
	( in thousands)
Raw Materials	$699	$1,473
Finished Goods	16,731	18,868
Total Inventory	$17,430	$20,341
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The one year warranty for parts is extended beyond one year for customers on monthly service plans who also use our latest Roamio DVRs for as long as such customers remain active. As of July 31, 2015 and January 31, 2015, the accrued warranty reserve was $335,000 and $471,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The Company also offers its TiVo-Owned customers separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of July 31, 2015, the extended warranty deferred revenue and cost was $1.9 million and $219,000, respectively. As of January 31, 2015, the extended warranty deferred revenue and cost was $2.1 million and $263,000, respectively.
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
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	July 31, 2015	January 31, 2015
	( in thousands)
4.0% Notes due 2016	$172,500	$172,500
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(46,833)	(49,938)
Net carrying amount of 2.0% Notes due 2021	183,167	180,062
Total convertible debt	355,667	352,562
Less: Convertible short-term debt	172,500	—
Convertible long-term debt	$183,167	$352,562
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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In Thousands)
Contractual interest coupon	$1,725	$1,725	$3,450	$3,450
Amortization of debt issuance costs	240	240	481	481
Total interest cost recognized	$1,965	$1,965	$3,931	$3,931
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
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of July 31, 2015, unamortized deferred issuance cost was $595,000.
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
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of July 31, 2015, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In Thousands)
Contractual interest coupon	$1,150	$—	$2,300	$—
Amortization of debt issuance cost	176	—	351	—
Amortization of debt discount	1,566	—	3,106	—
Total interest cost recognized	$2,892	$—	$5,757	$—
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $46.8 million as of July 31, 2015 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 6.2 years.
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
The Company will pay cash interest on the 2.0% Notes due 2021 at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of July 31, 2015, unamortized deferred issuance cost was $4.3 million.
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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of July 31, 2015 the Company had not received any shares under these convertible note hedge transactions.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of July 31, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the three and six months ended July 31, 2015 and 2014 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(income in thousands)
Numerator:
Net income	$8,339	$9,307	$16,218	$17,431
Interest on dilutive notes, net of tax	1,256	1,238	2,511	2,476
Net income for purpose of computing net income per diluted share	9,595	10,545	18,729	19,907
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	92,382,999	110,036,235	92,139,957	111,708,956
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	2,535,826	3,750,747	3,840,822	4,362,119
4.0% Notes due 2016	15,462,193	15,462,193	15,462,193	15,462,193
Denominator for diluted net income per common share	110,381,018	129,249,175	111,442,972	131,533,268
Basic net income per common share	$0.09	$0.08	$0.18	$0.16
Diluted net income per common share	$0.09	$0.08	$0.17	$0.15
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three and six months ended July 31, 2015 and 2014 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Unvested restricted stock	205,915	3,998	2,749	2,281
Options to purchase common stock	405,005	356,675	404,084	403,979
2.0% Notes due to 2021	12,904,679	—	12,904,679	—
Common stock warrants	12,904,679	—	12,904,679	—
Total	26,420,278	360,673	26,216,191	406,260
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
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2015 and 2014 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands)
Cost of service and software revenues	$418	$477	$915	$903
Cost of technology revenues	471	297	727	602
Cost of hardware revenues	29	57	69	138
Research and development	1,786	3,040	3,804	6,028
Sales and marketing	1,174	1,245	2,278	2,559
General and administrative	3,203	3,606	6,413	6,801
Stock-based compensation before income taxes	$7,081	$8,722	$14,206	$17,031
Income tax benefit	(1,263)	(2,316)	(2,722)	(4,275)
Stock-based compensation, net of tax	$5,818	$6,406	$11,484	$12,756
10. ACQUISITIONS
On May 22, 2015, the Company acquired all outstanding shares of Cubiware Sp. Z.o.o., a privately-held company based in Warsaw, Poland that is a provider of middleware, UI software, and back-office software solutions for set-top boxes to enable interactive television applications, pursuant to a Share Purchase Agreement dated May 22, 2015. This acquisition expands TiVo’s international presence, provides TiVo with a more cost effective product offering for these new developing and emerging markets, and helps TiVo expand into new product categories. The purchase consideration issued includes an initial cash payment of $16.0 million subject to customary working capital adjustments, guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals, and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon achieving certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition. Cubiware’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning May 22, 2015. Acquisition costs, which were expensed as incurred, were approximately $704,000 and $1.2 million for the three and six months ended July 31, 2015, respectively. These acquisition costs were primarily comprised of fees for legal and accounting services, travel expenses, and local transfer taxes incurred in connection with the acquisition of Cubiware.
For the purpose of purchase accounting, preliminary purchase consideration is comprised of the $19.8 million of cash paid upon acquisition, which includes the initial cash payment of $16.0 million and $3.8 million of working capital adjustments, and the $9.4 million fair value of estimated cash earn-outs contingent upon achieving certain revenue and EBITDA targets for each of the three twelve-month periods following the date of the Company’s acquisition. The fair value of estimated cash earn-outs was determined as the present value of the future cash earn-outs based on probabilities of reaching future revenue and EBITDA targets and by using a present value factor of 15%. Any changes in the fair value of estimated cash earn-outs from events after the acquisition date will be recognized in earnings of each reporting period (See Note 4 for additional information on the changes in the fair value of purchase consideration). The $11.5 million of payments which are contingent upon continued employment of certain key individuals will be expensed as a compensation expense and included in operating expenses as incurred.
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. TiVo will continue to evaluate the working capital portion of the preliminary purchase consideration and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). The final purchase price allocation is also pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The Company's preliminary allocation of the total purchase consideration is as follows:

Cubiware
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$3,200
Accounts receivable	1,733
Other current assets	73
Fixed assets	355
Prepaid expenses and other, long-term	90
Deferred tax asset, current	47
Total Assets	$5,498

Liabilities:
Accounts payable	$(155)
Accrued liabilities	(143)
Deferred tax liability, long term	(3,173)
Other long-term liabilities	(106)
Total Liabilities	$(3,577)

Intangibles	16,700
Goodwill	10,624
Total purchase consideration	$29,245
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	5 - 6	$8,900
Customer relationships	7 - 9	$7,300
Trade name	8	$500
Total identifiable intangible assets		$16,700
The Company does not believe there is any significant residual value associated with these intangible assets. The Company amortizes the intangible assets on a straight-line basis over their estimated useful lives. The value of Software technology is amortized to Costs of service and software revenues.  The value of Customer relationships and Trade name is amortized to Sales and marketing within Total operating expenses. The Company's management determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors, estimates of future revenues and costs. The estimated fair values of the intangibles acquired were determined based on the royalty approach for software technology, a multi-period excess earnings approach for customer relationships, and a relief-from-royalty method for trade name with key assumptions including: 1) forecasted revenue and operating results; 2) royalty rates; 3) discount rates ranging from 21.5% to 26.5%; 4) customer attrition rates; and 5) software lives.
Goodwill
The goodwill amount of $10.6 million represents the excess of the purchase consideration over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable, and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.
The results of operations related to these acquisitions have been included in our consolidated statements of operations from the acquisition date. Pro forma results of operations have not been presented because the acquisitions were not material to our results of operations.
The Company has determined that the functional currency of Cubiware is the Polish Zloty. Gains and losses from the translation of Cubiware assets, liabilities, revenues, and expenses into U.S. dollars are credited or charged to foreign currency translation adjustments, included in accumulated other comprehensive income (loss) in stockholders’ equity.
11. INCOME TAX
The Company recorded income tax expense of $7.7 million and $14.0 million, respectively for the three and six months ended July 31, 2015 as compared to income tax expense of $7.3 million and $13.7 million, respectively for the same prior year periods. The effective tax rate for the three and six months ended July 31, 2015 was 48% and 46%, respectively. The effective tax rate for the three and six months ended July 31, 2014 was 44%.
The provision for income taxes for the three and six months ended July 31, 2015 and 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible compensation, stock based compensation, state taxes, and foreign taxes.
As of July 31, 2015, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized.
12. SUBSEQUENT EVENTS
On September 8, 2015, TiVo filed a complaint against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC., in the U.S. District Court for the Eastern District of Texas alleging willful and deliberate infringement of U.S. Patent No. 6,233,389, entitled “Multimedia Time Warping System”, U.S. Patent No. 6,792,195, entitled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, entitled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, entitled “Multimedia Signal Processing System.”

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
Company Overview
We are a global leader in next-generation television software services and innovative cloud-based software-as-a-service solutions that enable viewers to consume content across all screens in and out of the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, video on demand or VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing and recording, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to application on third-party devices such as iOS and Android mobile phones and tablets through features such as What to Watch Now, OnePass, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling. As of July 31, 2015, there were approximately 6.0 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses, and we have relationships with over 70 operators through our MSO, Digitalsmiths, and

Cubiware businesses. In our TiVo-Owned business, we distribute TiVo devices through third-party retailers and through our on-line store at TiVo.com. Additionally, in our MSO business we generate service and, in some cases, hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers. Further, our Digitalsmiths' products enable television service providers to offer cloud-based search and discovery capabilities independent of the TiVo brand and particular software on the set-top box or mobile device, while our Cubiware products allow us to provide cost-effective software solutions for developed and emerging market Pay TV operators.
During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of July 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
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
•We believe giving operators a choice of hardware platforms is critical to attracting new MSO customers, and driving increased penetration in current MSO customers to increase our MSO service revenues in the long term. As a result, we expect MSO hardware revenues and margins to likely decline in the future as U.S. MSO customers transition to third-party hardware such as Arris, Evolution, and other products which can support our TiVo service. Although we lose hardware margin in the short term from decreased hardware sales, we believe we gain additional subscribers through MSOs that would not otherwise be willing to sell the TiVo service.
•We expect to see revenue growth from our Digitalsmiths products and services. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay TV operators as well as various consumer electronics manufacturers and content providers. Most of these relationships are at the early stages of deployment and we expect increased penetration will drive further growth. Additionally, we are focused on signing additional distribution customers for Digitalsmiths both in the U.S. and internationally as well as launching new Digitalsmiths' products and services, such as the recently launched analytics product Seamless Insights.
•We plan on supporting Cubiware's growth potential as an innovative provider of cost-effective software solutions for developed and emerging market Pay TV operators. With more than 40 Pay TV operators in 25 countries, Cubiware has expanded TiVo's international presence, positioning TiVo to offer a broader array of compelling, cost effective solutions for Pay TV operators across the world.

•We believe that our investment in research and development is critical to remaining competitive and being a leader in advanced television solutions. We expect to continue to invest to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, out-of-home streaming capabilities, data analytics, and a variety of back-office enhancements which increase our operational capacity to handle more operator deployments.
•We will continue our efforts to protect our technological innovations and intellectual property. As such, our litigation expenses may be higher for the remainder of the fiscal year ending January 31, 2016 and beyond as we have recently filed a patent infringement lawsuit against Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC.
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop or implement. As such, to the extent that our development costs exceed upfront development or implementation fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of July 31, 2015 we had deferred costs of approximately $18.3 million related to development work, largely related to Com Hem, Charter Communications Operating, LLC (Charter) and Cogeco. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs outside of North America, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.
Subscriptions and Households. Management reviews the number of subscriptions and households, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscription lines refer to subscriptions sold directly or indirectly by TiVo to consumers who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscription lines refer to subscriptions sold to consumers by MSOs such as Cogeco, Com Hem, Mediacom, Vodafone Spain (ONO), RCN, Suddenlink, and Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active product lifetime subscriptions, and percent of TiVo-Owned Subscriptions for which consumers pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
TiVo-Owned Gross Additions:	37	39	59	36	27	32	49	33
Net Additions/(Losses):
TiVo-Owned	(3)	—	16	(9)	(20)	(9)	6	(21)
MSOs	284	285	324	337	283	341	313	295
Total Net Additions/(Losses)	281	285	340	328	263	332	319	274
Cumulative Subscriptions:
TiVo-Owned	941	944	944	928	937	957	966	960
MSOs	5,097	4,813	4,528	4,204	3,867	3,584	3,243	2,930
Total Cumulative Subscriptions	6,038	5,757	5,472	5,132	4,804	4,541	4,209	3,890
Average Subscriptions:
TiVo-Owned Average Subscriptions	943	944	935	930	946	961	962	974
MSO Average Subscriptions	4,951	4,669	4,368	4,035	3,727	3,420	3,072	2,775
Total Average Subscriptions:	5,894	5,613	5,303	4,965	4,673	4,381	4,034	3,749
Total MSO Households	4,286	4,082	3,889	3,651	3,391	3,172	2,912	2,664
MSO Average Households	4,180	3,985	3,774	3,521	3,283	3,036	2,785	2,535
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	150	147	149	152	159	161	171	169
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	44%	45%	46%	48%	49%	50%	50%	51%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) a consumer has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (product lifetime subscriptions). Beginning in October 2014, each TiVo Mini sale has included a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 12% and 4% of cumulative TiVo-Owned Subscriptions as of July 31, 2015 and 2014, respectively. Increasing sales of TiVo Minis have helped slow, and in some quarters, reverse declines in our cumulative TiVo-Owned Subscriptions and increased the number of subscriptions (devices) per TiVo-Owned household. This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. The increase in TiVo-Owned Subscriptions in the quarter and the decrease in the net loss of TiVo-Owned Subscriptions in the quarter were based primarily on changes in our whole-home pricing, including the bundling of product lifetime subscriptions with each TiVo Mini device, and the continued launch of our TiVo OTA (over-the-air) product. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact with the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned Subscriptions decreased slightly by 3,000 during the three months ended July 31, 2015, as compared to a decrease of 20,000 in the same prior year period. The TiVo-Owned installed subscription base increased slightly to 941,000 subscriptions as of July 31, 2015 as compared to 937,000 as of July 31, 2014. We believe the year over year increase in total TiVo-Owned Subscriptions and improvement in net TiVo-Owned Subscription losses was largely due to increased sales of TiVo Minis as well as TiVo OTA.
Our MSO installed subscription base increased by 284,000 subscriptions during the three months ended July 31, 2015, to 5.1 million subscriptions as of July 31, 2015. The increase in cumulative MSO Subscriptions of approximately 1.2 million subscriptions from July 31, 2014 is due to subscription growth from a variety of partners including Cogeco, Com Hem, Mediacom, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is largely related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributor. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
Average TiVo-Owned Subscriptions	943	944	935	930	946	961	962	974
TiVo-Owned Subscription cancellations	(40)	(39)	(43)	(45)	(47)	(41)	(43)	(54)
TiVo-Owned Churn Rate per month	(1.4)%	(1.4)%	(1.5)%	(1.6)%	(1.6)%	(1.4)%	(1.5)%	(1.8)%
TiVo-Owned Churn Rate per month was (1.4)% and (1.6)% for the quarters ended July 31, 2015 and 2014, respectively. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,117	$1,691	$3,455	$2,734	$1,212	$1,505	$6,038	$2,628
Hardware revenues	(20,358)	(22,314)	(22,463)	(30,366)	(25,232)	(21,058)	(22,301)	(35,597)
Less: MSOs'-related hardware revenues	16,271	17,298	15,467	23,997	20,234	15,896	12,634	25,759
Cost of hardware revenues	20,185	22,571	25,041	28,176	22,524	19,764	23,163	33,017
Less: MSOs'-related cost of hardware revenues	(12,625)	(13,712)	(12,475)	(18,973)	(14,805)	(11,961)	(9,650)	(20,530)
Total Acquisition Costs	$4,590	$5,534	$9,025	$5,568	$3,933	$4,146	$9,884	$5,277
TiVo-Owned Subscription Gross Additions	37	39	59	36	27	32	49	33
Subscription Acquisition Costs (SAC)	$124	$142	$153	$155	$146	$130	$202	$160

	Twelve Months Ended
ROLLING 12 MONTHS	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$8,997	$9,092	$8,906	$11,489	$11,383	$12,167	$12,521	$9,954
Hardware revenues	(95,501)	(100,375)	(99,119)	(98,957)	(104,188)	(102,060)	(101,788)	(102,616)
Less: MSOs'-related hardware revenues	73,033	76,996	75,594	72,761	74,523	74,392	74,498	78,698
Cost of hardware revenues	95,973	98,312	95,505	93,627	98,468	97,901	96,633	95,317
Less: MSOs'-related cost of hardware revenues	(57,785)	(59,965)	(58,214)	(55,389)	(56,946)	(57,525)	(56,643)	(58,029)
Total Acquisition Costs	$24,717	$24,060	$22,672	$23,531	$23,240	$24,875	$25,221	$23,324
TiVo-Owned Subscription Gross Additions	171	161	154	144	141	134	126	112
Subscription Acquisition Costs (SAC)	$145	$149	$147	$163	$165	$186	$200	$208
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
During the three months ended July 31, 2015, our total acquisition costs were $4.6 million, an increase of $0.7 million, as compared to the same prior year period. This increase was primarily related to a 37% year-over-year increase in gross additions, which led to a higher TiVo-Owned hardware loss of $0.8 million as compared to the same prior year period.
During the twelve months ended July 31, 2015 our total acquisition costs were $24.7 million, an increase of approximately $1.5 million compared to the same prior year period. This increase was related to 21% increase in gross additions, which led to a higher TiVo-Owned hardware loss of $3.9 million as compared to the same prior year period. The increase was partially offset by decreased sales and marketing subscription acquisition costs of $2.4 million. The decrease in TiVo-Owned hardware gross margin was largely driven by price reductions on consumer hardware.
The decrease in SAC of $20 for the twelve months ended July 31, 2015 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.

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
We calculate TiVo-Owned service revenues by subtracting MSOs'-related service revenues and Media services and other service and software revenues (includes Advertising, Research, Cubiware revenues, and Digitalsmiths revenues), from our total reported net Service and Software revenues. The table below provides a more detailed breakdown of our Service and Software revenues, and reconciles to our total Service and Software revenues in our Statement of Operations as reported:

	Three Months Ended
Service and Software Revenues	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
	(In thousands)
TiVo-Owned-related service revenues	$20,945	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975	$23,462
MSOs'-related service revenues	15,285	14,078	13,675	10,563	10,328	9,950	10,498	7,734
Media services and other service and software revenues	6,868	4,724	5,282	4,332	4,193	3,435	2,844	2,330
Total Service and Software Revenues	$43,098	$39,849	$40,498	$36,705	$36,909	$35,895	$36,317	$33,526
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$20,945	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975	$23,462
Average TiVo-Owned revenues per month	6,982	7,016	7,180	7,270	7,463	7,503	7,658	7,821
Average TiVo-Owned Subscriptions per month	943	944	935	930	946	961	962	974
TiVo-Owned ARPU per month	$7.40	$7.43	$7.68	$7.82	$7.89	$7.81	$7.96	$8.03
The decrease in TiVo-Owned ARPU per month for the three months ended July 31, 2015 as compared to the same prior year period was due primarily to an increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.
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

Recent Accounting Pronouncements
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.9 million as of July 31, 2015 and $6.1 million as of January 31, 2015.

Results of Operations
Net Revenues.
Our net revenues for the six months ended July 31, 2015 and 2014 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	(In thousands, except percentages)
Service and software revenues	$43,098	36%	$36,909	33%	$82,947	36%	$72,804	33%
Technology revenues	55,998	47%	$49,717	44%	108,569	46%	$99,823	46%
Hardware revenues	20,358	17%	$25,232	23%	42,672	18%	$46,290	21%
Net revenues	$119,454	100%	$111,858	100%	$234,188	100%	$218,917	100%
Change from same prior year period	7%		12%		7%		20%
Service and Software Revenues. The increase in Service and software revenues of $6.2 million and $10.1 million for the three and six months ended July 31, 2015, as compared to the same prior year periods was related to an increase in MSO-related service revenues of $5.0 million and $9.1 million due to an increased subscription base and recognition of ONO service revenues which began during the three months ended January 31, 2015 as well as from an increase in Media service and other service and software revenues of $2.7 million and $4.0 million for the three and six months ended July 31, 2015, primarily driven by the Cubiware acquisition and, to a lesser extent, increased revenue from Digitalsmiths products and services. These increases were partially offset by a decrease in TiVo-Owned Subscription revenues of $1.4 million and $2.9 million during the three and six months ended July 31, 2015. This decrease in TiVo-Owned Subscription revenues is primarily due to the lower revenue associated with our TiVo Mini product, partially offset by an increase in our subscription base.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2015 increased by $6.3 million and $8.7 million as compared to the same prior year periods primarily due to an increase in the number and scope of technology related projects for our MSO partners and to a lesser extent an increase in licensing revenue from Verizon and AT&T .
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through July 31, 2015 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
2015	169,641	83,579
Six month period from February 1, 2015 to July 31, 2015	85,715	58,456
Total	$504,004	$810,795
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2016 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(In thousands)
Six month period from August 1, 2015 - January 31, 2016	$85,847	$25,123
Fiscal Year Ending January 31,
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021-2024	6,388	—
Total	$530,259	$223,420
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and six months ended July 31, 2015 decreased by $4.9 million and $3.6 million as compared to the same prior year periods. These decreases were primarily driven by decreased hardware sales to MSO operator partners and slightly lower TiVo-Owned hardware sales driven by an increasing contribution of TiVo Mini, which has a lower price. We expect hardware revenue related to our MSO business to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Cost of service and software revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of service and software revenues	$15,171	$13,750	$30,610	$27,600
Change from same prior year period	10%	21%	11%	24%
Percentage of service and software revenues	35%	37%	37%	38%
Service and software gross margin	$27,927	$23,159	$52,337	$45,204
Service gross margin as a percentage of service and software revenues	65%	63%	63%	62%
Cost of service and software revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service and software revenues increased by $1.4 million and $3.0 million for the three and six months ended July 31, 2015, as compared to the same prior year periods. The increases were driven by increased service and software revenues from MSO partners. Service and software gross margins increased by 2% and 1% to 65% and 63% for the three and six months ended July 31, 2015 as compared to the same prior year periods which was driven by increased service and software revenues from MSO partners.
Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of technology revenues	$8,710	$5,669	$14,846	$10,213
Change from same prior year period	54%	(52)%	45%	(34)%
Percentage of technology revenues	16%	11%	14%	10%
Technology gross margin	$47,288	$44,048	$93,723	$89,610
Technology gross margin as a percentage of technology revenues	84%	89%	86%	90%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $3.0 million and $4.6 million for the three and six months ended July 31, 2015, as compared to the same prior year periods. This increase was related primarily to increased volume of development work for certain MSO partners, such as Virgin.

Technology gross margin for the three and six months ended July 31, 2015 decreased by 5% and 4% as compared to the same prior year periods. Technology revenues consists of revenues from technology related projects for our MSO partners and licensing revenue. We earn close to a 100% gross margin on licensing revenue. As revenues from technology related projects increase as a percentage of total Technology revenues, our margin will usually decrease. During the three and six months ended July 31, 2015, revenues from technology related projects were 16% and 14% of total Technology revenues as compared to 9% for the same prior year periods.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $18.3 million related to development work, largely related to Com Hem, Charter and Cogeco and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term at July 31, 2015. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of hardware revenues	$20,185	$22,524	$42,756	$42,288
Change from same prior year period	(10)%	3%	1%	5%
Percentage of hardware revenues	99%	89%	100%	91%
Hardware gross margin	$173	$2,708	$(84)	$4,002
Hardware gross margin as a percentage of hardware revenue	1%	11%	—%	9%
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
Cost of hardware revenues for the three months ended July 31, 2015 decreased by $2.3 million as compared to the same prior year period. The decrease was largely due to a decrease in MSO units sold. While there were increases in consumer units sold, the average cost of these units decreased compared to the same prior year period. Hardware gross margins for the three months ended July 31, 2015 decreased from 11% to 1% as compared to the same prior year period largely due to increased hardware gross margin loss in the TiVo-Owned business due to the mix of units sold and the channel in which they were sold during the period as compared to the same prior year period.
Cost of hardware revenues for the six months ended July 31, 2015 increased by $468,000 as compared to the same prior year period. The increase was largely due to a $1.2 million charge for excess and obsolete inventory during the three months ended April 30, 2015. This increase was partially offset by a decrease in MSO units sold. While there were increases in consumer units sold, the average cost of these units decreased compared to the same prior year period. Hardware gross margins for the six months ended July 31, 2015 decreased from 9% to 0% as compared to the same prior year period largely due to increased hardware gross margin loss in the TiVo-Owned business due to the mix of units sold the channel in which they were sold during the period as compared to the same prior year period.

Our MSO partner absolute margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace and, in the future, Arris DVR and non-DVR product.
Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Research and development expenses	$26,309	$25,051	$51,323	$51,398
Change from same prior year period	5%	(5)%	—%	(3)%
Percentage of net revenues	22%	22%	22%	23%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole-home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future. Our research and development expenses increased by $1.3 million for the three months ended July 31, 2015 and remained flat for the six months ended July 31, 2015 as compared to the same prior year periods. The increase was largely related to increased headcount and headcount related costs in the three months ended July 31, 2015. Our research and development expense for the six months ended July 31, 2015 remained flat as headcount was lower during the three months ended April 30, 2015 as compared to the same prior year, resulting in lower research and development expenses which offset the increases seen during the three months ended July 31, 2015.

Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Sales and marketing expenses	$11,930	$10,284	$22,871	$20,599
Change from same prior year period	16%	13%	11%	17%
Percentage of net revenues	10%	9%	10%	9%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses and amortization of acquired intangibles. Sales and marketing expenses for the three and six months ended July 31, 2015 increased by $1.6 million and $2.3 million as compared to the same prior year periods which was principally related to increased compensation related expenses largely due to increased headcount as well as various new promotional activities. As a percentage of revenue, sales and marketing expenses has increased by1%.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,117	$1,212	$2,808	$2,717
Change from same prior year period	(8)%	(39)%	3%	(30)%
Percentage of net revenues	1%	1%	1%	1%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses decreased by $95,000 for the three months ended July 31, 2015 and increased by $91,000 for the six months ended July 31, 2015 as compared to the same prior year period due to changes in advertising spending during the current periods.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
General and administrative	$15,880	$15,760	$30,702	$31,114
Change from same prior year period	1%	(32)%	(1)%	(31)%
Percentage of net revenues	13%	14%	13%	14%
Litigation expense (included in total general and administrative costs above)	$619	$1,235	$1,509	$2,310
Change from same prior year period	(50)%	(88)%	(35)%	(89)%
Percentage of net revenues	1%	1%	1%	1%
General and administrative, net of litigation expense	$15,261	$14,525	$29,193	$28,804
Change from same prior year period	5%	16%	1%	23%
Percentage of net revenues	13%	13%	12%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended July 31, 2015, general and administrative expenses increased by $120,000 as compared to the same prior year period which was primarily related to expenses related to the Cubiware acquisition which closed in May 2015. During the six months ended July 31, 2015, general and administrative expenses decreased by $412,000 as compared to the same prior year period. The decrease was primarily related to professional services fees relating to the acquisition of Digitalsmiths incurred in February 2014. Excluding expenses related to the Cubiware acquisition, general and administrative expenses during the three and six months ended July 31, 2015 would have decreased by $1.3 million and $2.3 million compared to the same prior year periods. The decreases were primarily related to decreased expenses relating professional services fees and decreases in stock-based compensation.
Interest income. Interest income for the three and six months ended July 31, 2015 decreased by $11,000 and $270,000 as compared to the same prior year periods. The average cash and short-term investment balance held during the three and six months ended July 31, 2015 was lower as compared to the same prior year periods causing interest income to decrease over the respective periods.
Interest expense and other. Interest expense and other income for the three and six months ended July 31, 2015 increased by $3.1 million and $5.9 million compared to the same prior year periods due to amortization of the debt issuance costs and debt discount on 2.0% Notes due 2021 which were issued in September 2014. Additionally, the fair value of the contingent purchase consideration related to the acquisition of Cubiware increased by $256,000 during the three and six months ended July 31, 2015.
Provision for income taxes.

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Provision for income taxes	(7,722)	(7,299)	(14,014)	(13,723)
Effective tax rate	48%	44%	46%	44%
The provision for income taxes for the three and six months ended July 31, 2015 and 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible compensation, stock based compensation and state taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2015, we had over $713.0 million of cash, cash equivalents, and short-term investments. We have $172.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal of 2.0% Notes due 2021 in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, payment of principal on 4.0% Notes due 2016 unless converted, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$16,629	14,100
Net cash used in investing activities	$(4,142)	$(58,133)
Net cash used in financing activities	$(17,549)	$(96,053)
Net Cash Provided by Operating Activities
During the six months ended July 31, 2015, our net cash provided by operating activities increased by $2.5 million from $16.6 million as compared to $14.1 million during the same prior year period. This is principally due to the changes in working capital offsetting higher profitability (adjusted for non-cash charges) of our business.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended July 31, 2015 was approximately $4.1 million as compared to $58.1 million for the same prior year period.
For the six months ended July 31, 2015, the principal uses of cash for investing activities were $16.6 million cash paid to acquire Cubiware, net of cash acquired, the purchase of property and equipment and other long-term assets of $4.9 million which is used to support our business, a long-term cost method investment of $2.4 million, and intangibles assets of $1.0 million. Those outflows were partially offset by a net cash inflow of $20.8 million related to our cash management process, and the purchase and sales of short-term investments.
For the six months ended July 31, 2014, the principal use of cash for investing activities was the usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $72.8 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $2.5 million which is used to support our business.
Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended July 31, 2015 was approximately $17.5 million as compared to $96.1 million for the same prior year period.
For the six months ended July 31, 2015, the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $28.9 million. This outflow was partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $7.5 million combined with proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.8 million.
For the six months ended July 31, 2014, the principal uses of cash for financing activities were repurchases of TiVo stock pursuant to a 10b5-1 plan and repurchase of restricted stock to satisfy employee tax withholdings on stock-based awards of $110.8 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $3.6 million combined with proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.6 million.
Financing Agreements
Share Repurchases. During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of July 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2016	$172,500	$172,500	$—	$—	$—
Interest on Long-Term Debt Obligations maturing in 2016	6,804	6,804	—	—	—
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	29,900	4,600	9,200	9,200	6,900
Operating leases	6,714	3,617	2,915	182	—
Purchase obligations	36,345	36,345	—	—	—
Total contractual cash obligations	$482,263	$223,866	$12,115	$9,382	$236,900
The table above excludes certain future payments to be made in relation to the acquisition of Cubiware which are contingent upon the occurrence of specified events. The excluded payments include the guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon achieving certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition (See Note 10).
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.
Interest Rate Risk: Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We currently invest the majority of our cash in money market funds, investment-grade government and corporate debt, and investment-grade foreign corporate and government securities, all denominated in U.S. dollars. We maintain our investments with two financial institutions with high credit ratings. As part of our cash management process, we perform periodic evaluations of the relative credit ratings of issuers of these securities. We have not experienced any credit losses on our cash, cash equivalents, or short and long-term investments. Our investment portfolio only includes instruments with original maturities of less than two years held for investment purposes, not trading purposes. Due to the short-term nature of our cash equivalents and short-term investments we do not anticipate any material effect on our portfolio due to fluctuations in interest rates. Our convertible senior debt has a fixed interest rate and therefore we are not exposed to fluctuations in interest rates on this debt.
Foreign Currency Risk: The majority of our revenue and cost is transacted in the U.S. dollar, with less than 5% of revenue and cost transacted in other currencies (primarily Euro and Polish Zloty). We also have various monetary assets and liabilities held by our wholly-owned Cubiware subsidiary and denominated in Euro and Polish Zloty. These balances are immaterial to the financial statements as a whole.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2015 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described in our annual report on Form 10-K for the year ended January 31, 2015 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2015, and subsequent reports on Form 10-Q and Form 8-K.

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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
May 1, 2015 through May 31, 2015	40,741	(1)	$10.76	—	$283,875,183
June 1, 2015 through June 30, 2015	45,807	(2)	$10.60	—	$283,875,183
July 1, 2015 through July 31, 2015	1,862	(3)	$10.12	—	$283,875,183
(1) During the month of May 2015 TiVo acquired 40,741 shares at a weighted average price of $10.76 from employees upon the vesting of restricted stock.
(2) During the month of June 2015 TiVo acquired 45,807 shares at a weighted average price of $10.60 from employees upon the vesting of restricted stock.
(3) During the month of July 2015 TiVo acquired 1,862 shares at a weighted average price of $10.12 from employees upon the vesting of restricted stock.
(4) During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of July 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million and the remaining authorized amount for stock repurchases under this program was $283.9 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares.

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
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 8, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated September 8, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated September 8, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated September 8, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	9/8/2015	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	9/8/2015	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	9/8/2015	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)