Form 10-Q
period 2015-10-31
TIVO INC
filed 2015-12-03
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 97,843,698 as of November 30, 2015.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended October 31, 2015

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things:

•	our financial results, including our expectations of future revenues, and profitability, and costs related to our the transition of TiVo's CEO to non-executive chairman in the fourth quarter;

•	our intention and ability to protect our intellectual property in the future and the strength and future value of our intellectual property;

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

•	our expectations regarding future sales of TiVo OTA (Over-the-Air) retail products;

•	our expectations regarding future media services and other revenues;

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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	October 31, 2015	January 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140,895	$178,217
Short-term investments	530,004	564,744
Accounts receivable, net of allowance for doubtful accounts of $685 and $647, respectively	54,653	40,184
Inventories	20,507	20,341
Deferred cost of technology revenues, current	4,082	5,076
Deferred tax asset, current	36,403	55,787
Prepaid expenses and other, current	13,356	13,851
Total current assets	799,900	878,200
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $54,521 and $52,021, respectively	12,521	11,854
Intangible assets, net of accumulated amortization of $38,811 and $31,277, respectively	61,053	51,810
Deferred cost of technology revenues, long-term	12,753	15,016
Goodwill	109,213	99,364
Deferred tax asset, long-term	114,486	114,486
Prepaid expenses and other, long-term	10,573	6,791
Total long-term assets	320,599	299,321
Total assets	$1,120,499	$1,177,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$33,435	$29,359
Accrued liabilities	46,076	54,431
Deferred revenue, current	172,657	175,503
Convertible senior notes, current	132,500	—
Total current liabilities	384,668	259,293
LONG-TERM LIABILITIES
Deferred revenue, long-term	207,519	255,816
Convertible senior notes, long-term	184,749	352,562
Deferred tax liability, long-term	2,791	—
Other long-term liabilities	10,490	537
Total long-term liabilities	405,549	608,915
Total liabilities	790,217	868,208
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 143,100,868 and 138,577,153, respectively, and outstanding shares are 97,887,202 and 96,221,867, respectively	142	138
Treasury stock, at cost: 45,213,666 and 42,355,286 shares, respectively	(545,278)	(514,853)
Additional paid-in capital	1,235,420	1,203,722
Accumulated deficit	(358,182)	(379,680)
Accumulated other comprehensive income (loss)	(1,820)	(14)
Total stockholders’ equity	330,282	309,313
Total liabilities and stockholders’ equity	$1,120,499	$1,177,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Revenues
Service and software revenues	$44,674	$36,705	$127,621	$109,509
Technology revenues	58,135	51,359	166,704	151,182
Hardware revenues	29,506	30,366	72,178	76,656
Net revenues	132,315	118,430	366,503	337,347
Cost of revenues
Cost of service and software revenues	17,766	14,970	48,376	42,570
Cost of technology revenues	10,404	6,567	25,250	16,780
Cost of hardware revenues	30,837	28,176	73,593	70,464
Total cost of revenues	59,007	49,713	147,219	129,814
Gross margin	73,308	68,717	219,284	207,533
Research and development	28,027	25,546	79,350	76,944
Sales and marketing	12,172	10,544	35,043	31,143
Sales and marketing, subscription acquisition costs	3,612	2,734	6,420	5,451
General and administrative	13,461	14,292	44,163	45,406
Total operating expenses	57,272	53,116	164,976	158,944
Income from operations	16,036	15,601	54,308	48,589
Interest income	1,067	1,070	2,905	3,178
Interest expense and other expense, net	(6,040)	(3,197)	(15,918)	(7,139)
Income before income taxes	11,063	13,474	41,295	44,628
Provision for income taxes	(5,783)	(7,129)	(19,797)	(20,852)
Net income	$5,280	$6,345	$21,498	$23,776

Net income per common share
Basic	$0.06	$0.06	$0.23	$0.22
Diluted	$0.06	$0.06	$0.22	$0.21

Income for purposes of computing net income per share:
Basic	$5,280	$6,345	$21,498	$23,776
Diluted	$5,280	$6,345	$21,498	$27,530

Weighted average common and common equivalent shares:
Basic	92,759,485	107,497,734	92,346,466	110,303,789
Diluted	95,188,262	111,870,407	96,082,128	130,278,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Net income	$5,280	$6,345	$21,498	$23,776
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	42	(205)	(153)	(618)
Foreign currency translation adjustments	(615)	—	(1,653)	—
Total comprehensive income, net of tax	$4,707	$6,140	$19,692	$23,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,498	$23,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	12,755	10,270
Stock-based compensation expense	21,694	25,577
Amortization of discounts and premiums on investments	4,763	8,204
Change in fair value of contingent purchase consideration	603	—
Deferred income taxes	18,348	(2,131)
Amortization of debt issuance costs and debt discount	5,915	1,439
Loss on repurchase of notes payable	1,141	—
Excess tax benefits from employee stock-based compensation	—	(12,289)
Allowance for doubtful accounts	(2)	183
Changes in assets and liabilities:
Accounts receivable	(12,840)	(4,128)
Inventories	(166)	5,438
Deferred cost of technology revenues	2,895	5,975
Prepaid expenses and other	1,709	(761)
Accounts payable	4,008	3,604
Accrued liabilities	(7,845)	2,994
Deferred revenue	(51,142)	(50,914)
Other long-term liabilities	(181)	(239)
Net cash provided by operating activities	$23,153	$16,998
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(420,291)	(608,052)
Sales or maturities of short-term investments	448,470	639,635
Purchase of long-term investment	(2,420)	—
Acquisition of business, net of cash acquired	(16,616)	(128,387)
Acquisition of property and equipment and other long-term assets	(8,163)	(4,668)
Acquisition of intangible assets	(1,000)	—
Net cash used in investing activities	$(20)	$(101,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	7,632	4,886
Proceeds from issuance of common stock related to employee stock purchase plan	3,823	3,649
Excess tax benefits from employee stock-based compensation	—	12,289
Proceeds from issuance of convertible senior notes, net of issuance costs	—	224,537
Proceeds from issuance of common stock warrants	—	30,167
Purchase of convertible note hedges	—	(54,018)
Repurchase of notes payable	(41,040)	—
Treasury stock - repurchase of stock	(30,425)	(242,541)
Net cash used in financing activities	$(60,010)	$(21,031)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(445)	$—
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(37,322)	$(105,505)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	178,217	253,713
Balance at end of period	$140,895	$148,208
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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party roll-out schedules, software development issues for third-party products which contain its technology; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on over-the-top (OTT) sources of content; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription bases. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of October 31, 2015 and January 31, 2015 and the results of operations and the statement of other comprehensive income for the three and nine months ended October 31, 2015 and 2014 and condensed consolidated statements of cash flows for the nine months ended October 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2015. Operating results for the three and nine months ended October 31, 2015 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2016 or any other periods.
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
Recent Accounting Pronouncements
In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.4 million as of October 31, 2015 and $6.1 million as of January 31, 2015.
In July 2015, the FASB issued ASU 2015-11, Inventory-Simplifying the Measurement of Inventory, which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This ASU is effective for the Company on February 1, 2017. This ASU will be applied prospectively. The Company has not yet determined the effect of the standard on its ongoing financial reporting.
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This ASU is effective for the Company on February 1, 2017. Earlier application is permitted.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of October 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$16,637	$—	$—	$16,637
Cash equivalents:
Commercial paper	$106,057	$8	$—	$106,065
Money market funds	$13,914	$—	$—	$13,914
Corporate debt securities	$4,282	$—	$(3)	$4,279
Total cash and cash equivalents	$140,890	$8	$(3)	$140,895
Marketable securities:
Certificates of deposit	$15,400	$—	$—	$15,400
Commercial paper	58,720	19	(1)	58,738
Corporate debt securities	410,058	152	(336)	409,874
Foreign government securities	10,827	—	(12)	10,815
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	21,895	—	(12)	21,883
Municipal bonds	13,069	15	(5)	13,079
Current marketable debt securities	$530,184	$186	$(366)	$530,004
Total cash, cash equivalents, and marketable debt securities	671,074	194	(369)	670,899

	As of January 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$29,135	$—	$—	$29,135
Cash equivalents:
Commercial paper	$48,207	$3	$—	$48,210
Money market funds	$100,872	$—	$—	$100,872
Total cash and cash equivalents	$178,214	$3	$—	$178,217
Marketable securities:
Certificates of deposit	$27,400	$—	$—	$27,400
Commercial paper	85,031	31	—	85,062
Corporate debt securities	416,391	112	(170)	416,333
Foreign government securities	10,851	—	(2)	10,849
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	18,864	—	(3)	18,861
Municipal bonds	5,948	6	—	5,954
Total	$564,770	$149	$(175)	$564,744
Total cash, cash equivalents, and marketable debt securities	$742,984	$152	$(175)	$742,961
None of these investments were in a loss position for greater than twelve months as of October 31, 2015 and January 31, 2015.
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including certificates of deposit, commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.

Other investment securities
TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. The Company's cost basis in such investments was $2.7 million and $250,000 as of October 31, 2015 and January 31, 2015. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	October 31, 2015	January 31, 2015
	(in thousands)
Due within 1 year	$385,123	$451,571
Due within 1 year through 5 years	144,666	112,888
Due after 10 years	215	285
Total	$530,004	$564,744
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at October 31, 2015 and January 31, 2015 was $132.5 million and $172.5 million and the fair value was $134.8 million and $193.7 million, based on the note's quoted market price as of October 31, 2015 and January 31, 2015, respectively. The carrying value of the 2.0% Notes due 2021 at October 31, 2015 and January 31, 2015 was $184.7 million and $180.1 million and the fair value was $202.2 million and $211.1 million, based on the note's quoted market price as of October 31, 2015 and January 31, 2015, respectively.
On a quarterly basis, TiVo measures, at fair value, certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of October 31, 2015 and January 31, 2015:

	As of October 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$106,065	$—	$106,065	$—
Money market funds	13,914	13,914	—	—
Corporate debt securities	4,279	—	4,279	—
Short-term investments:
Certificates of deposit	15,400	—	15,400	—
Commercial paper	58,738	—	58,738	—
Corporate debt securities	409,874	—	409,874	—
Foreign government securities	10,815	—	10,815	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	21,883	—	21,883	—
Municipal bonds	13,079	—	13,079	—
Contingent Liabilities
Acquisition purchase consideration	$10,032	$—	$—	$10,032
Total	$664,294	$13,914	$640,348	$10,032
	As of January 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$48,210	$—	$48,210	$—
Money market funds	100,872	100,872	—	—
Short-term investments:
Certificates of deposit	27,400	—	27,400	—
Commercial paper	85,062	—	85,062	—
Corporate debt securities	416,333	—	416,333	—
Foreign government securities	10,849	—	10,849	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	18,861	—	18,861	—
Municipal bonds	5,954	—	5,954	—
Total	$713,826	$100,872	$612,954	$—

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

Fair Value
(in thousands)
As of May 22, 2015	$9,429
Add: Change in fair value of contingent purchase consideration	256
As of July 31, 2015	$9,685
Add: Change in fair value of contingent purchase consideration	347
As of October 31, 2015	$10,032
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has two direct investments in privately-held companies accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investments considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of October 31, 2015 and $250,000 as of January 31, 2015. No events or circumstances indicating a potential impairment were identified as of as of October 31, 2015.
5. INVENTORY
Inventory was as follows:

	As of
	October 31, 2015	January 31, 2015
	( in thousands)
Raw Materials	$1,015	$1,473
Finished Goods	19,492	18,868
Total Inventory	$20,507	$20,341
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The one year warranty for parts is extended beyond one year for customers on monthly service plans who also use our latest Roamio and BOLT DVRs for as long as such customers remain active. As of October 31, 2015 and January 31, 2015, the accrued warranty reserve was $480,000 and $471,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also includes a warranty through its Continual Care program to TiVo-Owned customers as long as they are subscribed to our service. The Company recognizes the cost associated with the Continual Care warranties at the time of the DVR sale. The Company also offers its TiVo-Owned customers who purchase a lifetime subscription a separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of October 31, 2015, the extended warranty deferred revenue and cost was $2.0 million and $206,000, respectively. As of January 31, 2015, the extended warranty deferred revenue and cost was $2.1 million and $263,000, respectively.
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
On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo in July 2012) in the United States District Court for the Southern District of New York alleging non-infringement of United States Patent No. 7,729,940 entitled “Analyzing Return on Investment of Advertising Campaigns by Matching Multiple Data Sources” (the “940 Patent”) and its affiliate Cavendish Square Holding B.V. brought a claim for breach of contract of a Voting Agreement. On June 6, 2012 TiVo Research filed an amended answer and counterclaims alleging affirmative defenses and counterclaims alleging infringement by Kantar of the 940 Patent as well as United States Patent No. 8,000,993 entitled “Using Consumer Purchase Behavior For Television Targeting” (the “993 Patent”) and United States Patent No. 8,112,301 with the same title at the 993 Patent. TiVo Research also asserted counterclaims for aiding and abetting breach of fiduciary duty, misappropriation of trade secrets, and breach of contract. On October 3, 2013, the court granted summary judgment to Kantar on all patent and trade secret issues but denied summary judgment on TiVo Research’s claims for breach of contract and aiding and abetting breach of fiduciary duties. On November 4, 2014, the District Court granted Kantar’s motion for attorneys' fees and expenses directly related to certain arguments advanced by TiVo Research that the Court identified in its order, which approximated $1.5 million. On September 16, 2015, the United States Court of Appeals for the Federal Circuit granted in part and denied in part TRA’s appeal of the final judgment by the United States District Court for the Southern District of New York on patent and trade secret issues and remanded the case back to the District Court concluding that TiVo Research has a right to a jury trial on at least a subset of its claims. Further, in a separate ruling, the Federal Circuit vacated the District Court’s award of attorneys’ fees against TiVo Research in favor of Kantar. Consequently, the Company reversed the $1.5 million accrual for Kantar's legal fees as it no longer believes a loss is probable.
On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389 (“the ’389 patent”), entitled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195 (“the ’195 patent”), entitled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472 (“the ’472 patent”), entitled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476 (“the ’476 patent”), entitled “Multimedia Signal Processing System,” and claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices falling within the scope of one or more claims of the Company’s patents. The complaint claims that Samsung’s infringement is willful, seeks damages in an unspecified amount as well as an injunction. On November 17, 2015, Samsung filed its answer denying the Company’s allegations. The Company expects to incur material expenses in connection with this matter.
On November 24, 2015, Dolby Laboratories Licensing Corporation & Dolby International AB (“Dolby”) formally notified TiVo that TiVo was in material breach of certain provisions in license agreements with Dolby and that TiVo had 30 days to cure the breaches or Dolby would terminate those license agreements. Dolby alleges that TiVo owes Dolby approximately $1.7 million in connection with TiVo’s alleged failure to properly report and pay royalties for sales of certain TiVo hardware and software products, including accrued interest. Dolby further alleges that TiVo owes Dolby approximately $8.7 million in connection with certain third-party hardware products that run TiVo software. TiVo has notified Dolby that it does not agree with the results of its audit nor with its assertions that TiVo’s activities in connection with third-party hardware products in any way breach any of TiVo’s license agreements with Dolby. The Company intends to defend against these assertions vigorously; however, the Company may incur material expenses if this contractual dispute results in litigation and in the event there is an adverse outcome, the Company’s business could be harmed. No loss is considered probable at this time and the Company estimates that the range of possible loss could be between $0.3 and $10.4 million (plus accrued interest) at this time.
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	October 31, 2015	January 31, 2015
	( in thousands)
4.0% Notes due 2016	$132,500	$172,500
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(45,251)	(49,938)
Net carrying amount of 2.0% Notes due 2021	184,749	180,062
Total convertible debt	317,249	352,562
Less: Convertible short-term debt	132,500	—
Convertible long-term debt	$184,749	$352,562
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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In Thousands)
Contractual interest coupon	$1,601	$1,725	$5,051	$5,175
Amortization of debt issuance costs	221	240	701	721
Total interest cost recognized	$1,822	$1,965	$5,752	$5,896
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
In September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market at the market value of the notes on the date of the repurchase. The Company paid a total of $41.0 million in cash comprised of $40.0 million in principal and $1.0 million in premium and commissions. The Company recognized a loss on the repurchase of $1.1 million in Interest expense and other expense, net. The loss consisted of $1.0 million in premiums and commissions and $101,000 in unamortized issuance costs relating to the $40.0 million repurchased.
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of October 31, 2015, unamortized deferred issuance cost was $274,000.
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
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of October 31, 2015, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In Thousands)
Contractual interest coupon	$1,150	$498	$3,450	$498
Amortization of debt issuance cost	176	74	527	74
Amortization of debt discount	1,582	645	4,688	645
Total interest cost recognized	$2,908	$1,217	$8,665	$1,217
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $45.3 million as of October 31, 2015 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 5.9 years.
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
The Company will pay cash interest on the 2.0% Notes due 2021 at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of October 31, 2015, unamortized deferred issuance cost was $4.2 million.
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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of October 31, 2015 the Company had not received any shares under these convertible note hedge transactions.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of October 31, 2015, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the nine months ended October 31, 2014 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 have an anti-dilutive effect on the three and nine months ended October 31, 2015 and the three months ended October 31, 2014 and have been excluded from our calculation of net income per common share for the three and nine months ended October 31, 2015 and the three months ended October 31, 2014.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(income in thousands)
Numerator:
Net income	$5,280	$6,345	$21,498	$23,776
Interest on dilutive notes, net of tax	—	—	—	3,754
Net income for purpose of computing net income per diluted share	5,280	6,345	21,498	27,530
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	92,759,485	107,497,734	92,346,466	110,303,789
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	2,428,777	4,372,673	3,735,662	4,512,443
4.0% Notes due 2016	—	—	—	15,462,193
Denominator for diluted net income per common share	95,188,262	111,870,407	96,082,128	130,278,425
Basic net income per common share	$0.06	$0.06	$0.23	$0.22
Diluted net income per common share	$0.06	$0.06	$0.22	$0.21
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three and nine months ended October 31, 2015 and 2014 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Unvested restricted stock	138,204	71	4,158	3,426
Options to purchase common stock	656,900	269,656	508,482	334,283
4.0% Notes due 2016	14,267,047	15,462,193	15,063,811	—
2.0% Notes due to 2021	12,904,679	6,452,340	12,904,679	2,150,780
Common stock warrants	12,904,679	6,452,340	12,904,679	2,150,780
Total	40,871,509	28,636,600	41,385,809	4,639,269
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
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and nine months ended October 31, 2015 and 2014 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands)
Cost of service and software revenues	$445	$495	$1,359	$1,398
Cost of technology revenues	385	332	1,112	933
Cost of hardware revenues	34	61	103	199
Research and development	1,969	2,735	5,773	8,763
Sales and marketing	1,249	1,250	3,527	3,808
General and administrative	3,406	3,676	9,820	10,476
Stock-based compensation before income taxes	$7,488	$8,549	$21,694	$25,577
Income tax benefit	(1,435)	(1,931)	(4,156)	(5,621)
Stock-based compensation, net of tax	$6,053	$6,618	$17,538	$19,956
10. ACQUISITIONS
On May 22, 2015, the Company acquired all outstanding shares of Cubiware Sp. Z.o.o., a privately-held company based in Warsaw, Poland that is a provider of middleware, UI software, and back-office software solutions for set-top boxes to enable interactive television applications, pursuant to a Share Purchase Agreement dated May 22, 2015. This acquisition expands TiVo’s international presence, provides TiVo with a more cost effective product offering for these new developing and emerging markets, and helps TiVo expand into new product categories. The purchase consideration issued includes an initial cash payment of $16.0 million subject to customary working capital adjustments, guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals, and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon achieving certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition. Cubiware’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's unaudited consolidated financial statements beginning May 22, 2015. Acquisition costs, which were expensed as incurred, were approximately $1.1 million. These acquisition costs were primarily comprised of fees for legal and accounting services, travel expenses, and local transfer taxes incurred in connection with the acquisition of Cubiware.
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
The purchase consideration was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. During the three months ended October 31, 2015, we finalized the working capital portion of the purchase consideration, which resulted in a $187,000 decrease in goodwill as compared to the amount previously disclosed in our Form 10-Q for the three and six months ended July 31, 2015. The Company does not believe that the measurement period adjustments to date have had a significant impact on the condensed consolidated statement of operations, balance sheet or cash flows in any period previously reported and, therefore, no retrospective adjustments were made to the Company's financial statements. The final purchase price allocation is pending the valuations for income tax liabilities in Poland which may ultimately impact the overall level of goodwill associated with the acquisition. The Company will consider any additional information which existed as of the acquisition date but was unknown to the Company at that time, that may become known to the Company during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date, and may result in a change in the purchase price allocation. While management believes that its preliminary estimates and assumptions underlying the valuations are reasonable, different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill. The Company's preliminary allocation of the total purchase consideration is as follows:

Cubiware
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$3,200
Accounts receivable	1,733
Other current assets	73
Fixed assets	355
Prepaid expenses and other, long-term	90
Deferred tax asset, current	47
Total Assets	$5,498

Liabilities:
Accounts payable	$(155)
Accrued liabilities	(143)
Deferred tax liability, long term	(3,173)
Other long-term liabilities	(106)
Total Liabilities	$(3,577)

Intangibles	16,700
Goodwill	10,436
Total purchase consideration	$29,057
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	5 - 6	$8,900
Customer relationships	7 - 9	$7,300
Trade name	8	$500
Total identifiable intangible assets		$16,700
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
Goodwill

The goodwill amount of $10.4 million represents the excess of the purchase consideration over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies and knowledgeable, and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.
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
11. INCOME TAX
The Company recorded income tax expense of $5.8 million and $19.8 million, respectively for the three and nine months ended October 31, 2015 as compared to income tax expense of $7.1 million and $20.9 million, respectively for the same prior year periods. The effective tax rate for the three and nine months ended October 31, 2015 was 52% and 48%, respectively. The effective tax rate for the three and nine months ended October 31, 2014 was 53% and 47%, respectively.
The provision for income taxes for the three and nine months ended October 31, 2015 and 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible compensation, stock based compensation, and state taxes.
As of October 31, 2015, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized.
12. SUBSEQUENT EVENTS
On November 17, 2015, TiVo Inc. announced that Thomas S. Rogers, its current chief executive officer and president, will be stepping down from those roles effective the earlier of January 31, 2016 or upon the appointment of his successor. Effective February 1, 2016, the Board of Directors has appointed Mr. Rogers as non-executive chairman of the Board, and he will serve out his current term as a director. In connection with the transition of Mr. Rogers, the Board of Directors has terminated Mr. Roger’s employment agreement pursuant to Section 5 (c)-(i). TiVo and Mr. Rogers entered into a transition agreement, effective as of November 13, 2015, pursuant to which Mr. Rogers will receive the following compensation and benefits under his employment agreement: a sum equal to $4.6 million, an additional bonus upon attainment of applicable performance criteria, accelerated vesting of all equity-related awards (including cash settled restricted stock units) held by Mr. Rogers and continued health and welfare coverage for up to 24 months. Based on stock price on November 17, 2015, TiVo expects to record a one-time charge in the fourth quarter of the fiscal year ended January 31, 2016 of approximately $11.0 million - 12.0 million before tax, related to Mr. Rogers’ transition.

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
Company Overview
We are a global leader in next-generation television software services and innovative cloud-based software-as-a-service solutions that enable viewers to consume content across all screens in and out of the home. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, video on demand or VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing and recording, creating the ultimate viewing experience. We distribute our software, technology, and services through an increasing variety of consumer electronic applications and devices, such as television set-top boxes with and without DVR functionality, smartphones, and tablets. We offer a full whole-home solution that includes 4-Tuner and 6-Tuner DVRs/gateways, non-DVR IP set-top boxes (STBs), and software to enable streaming to applications on third-party devices such as iOS and Android mobile phones and tablets through features such as What to Watch Now, OnePass, integrated search (including content from both traditional linear television, cable VOD, and broadband sources in one user interface), access to broadband video content, TiVo Online/Mobile Scheduling.
As of October 31, 2015, there were approximately 6.5 million subscriptions to the TiVo service through our TiVo-Owned and MSO businesses, and we have relationships with over 70 operators through our MSO, Digitalsmiths, and Cubiware businesses. In our TiVo-Owned business, we distribute TiVo devices through third-party retailers and through our on-line store at TiVo.com. Additionally, in our MSO business we generate service and, in some cases, hardware revenues by providing the TiVo service through agreements with leading satellite and cable television service providers and broadcasters on MSO provisioned STBs (both through TiVo supplied and third-party supplied STBs) and other devices. We also generate technology revenues through engineering professional services in connection with the development and deployment of the TiVo service to our MSO customers. Further, our Digitalsmiths' products enable television service providers to offer cloud-based search and discovery capabilities independent of the TiVo brand and particular software on the set-top box or mobile device, while our Cubiware products allow us to provide cost-effective software solutions for developed and emerging market Pay TV operators.
During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of October 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.
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
•We also expect to continue our efforts to drive growth in our TiVo-Owned Subscriptions. These efforts include initiatives to offer products into growing segments such as OTA and product enhancements focused on streaming, content, mobile, and personalization to improve the viewing experience, including the recent launch of our TiVo BOLT™ product during the third quarter. To the extent these efforts are successful at growing our subscription base, we may invest incremental capital in subscription acquisition activities and/or further product enhancements.
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
•We expect to see revenue growth from our Digitalsmiths products and services. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay TV operators as well as various consumer electronics manufacturers and content providers. Additionally, we are focused on signing additional distribution customers for Digitalsmiths both in the U.S. and internationally as well as launching new Digitalsmiths' products and services.
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
•We expect to continue our development efforts under our existing MSO deployment arrangements. As part of these arrangements, we typically receive some payments upfront and a portion over time that is a recoupment of costs to develop or implement. As such, to the extent that our development costs exceed upfront development or implementation fees from such arrangements, but the recovery of such development costs through future service fees from these MSOs is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the MSO. As of October 31, 2015 we had deferred costs of approximately $16.8 million related to development work, largely related to Com Hem, Charter Communications Operating, LLC (Charter) and Cogeco. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. Also for international MSOs outside of North America, when related revenues from service fees are received, they are first recognized as technology revenues until the previously deferred costs of development of such arrangements are expensed. Based on the contractual commitments or recent MSO activities, full recovery of the deferred costs is reasonably assured. However, we face the risk of unexpected losses if we are forced to recognize these deferred costs early if we don't successfully complete the developments and deployments with the MSO partners or these partners default on future guaranteed service fees or are otherwise able to terminate their contracts with us.
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

	Three Months Ended
(Subscriptions and Households in thousands)	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
TiVo-Owned Gross Additions:	52	37	39	59	36	27	32	49
Net Additions/(Losses):
TiVo-Owned	11	(3)	—	16	(9)	(20)	(9)	6
MSOs	418	284	285	324	337	283	341	313
Total Net Additions/(Losses)	429	281	285	340	328	263	332	319
Cumulative Subscriptions:
TiVo-Owned	952	941	944	944	928	937	957	966
MSOs	5,515	5,097	4,813	4,528	4,204	3,867	3,584	3,243
Total Cumulative Subscriptions	6,467	6,038	5,757	5,472	5,132	4,804	4,541	4,209
Average Subscriptions:
TiVo-Owned Average Subscriptions	947	943	944	935	930	946	961	962
MSO Average Subscriptions	5,294	4,951	4,669	4,368	4,035	3,727	3,420	3,072
Total Average Subscriptions:	6,241	5,894	5,613	5,303	4,965	4,673	4,381	4,034
Total MSO Households	4,605	4,286	4,082	3,889	3,651	3,391	3,172	2,912
MSO Average Households	4,435	4,180	3,985	3,774	3,521	3,283	3,036	2,785
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	153	150	147	149	152	159	161	171
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	43%	44%	45%	46%	48%	49%	50%	50%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) a consumer has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (referred to as product lifetime subscriptions here and sold commercially as All-in subscriptions). Beginning in October 2014, each TiVo Mini sale has included a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 13% and 6% of cumulative TiVo-Owned Subscriptions as of October 31, 2015 and 2014, respectively. Increasing sales of TiVo Minis have helped slow, and in some quarters, led to increases in our cumulative TiVo-Owned Subscriptions as well as increased the number of subscriptions (devices) per TiVo-Owned household. This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. The 44% increase in gross additions of TiVo-Owned Subscriptions in the quarter compared to the year ago quarter led to a net addition of TiVo-Owned Subscriptions, which was driven primarily on changes in our whole-home pricing, including the bundling of product lifetime subscriptions with each TiVo Mini device, sales of our TiVo OTA (over-the-air) product, and the launch of our latest innovation the TiVo BOLT™ product. Subscriptions do not include soft-clients (i.e. iPad application or web portal) or digital tuning adapter users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact with the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned Subscriptions increased by 11,000 during the three months ended October 31, 2015, as compared to a decrease of 9,000 in the same prior year period. The TiVo-Owned installed subscription base increased to 952,000 subscriptions as of October 31, 2015 as compared to 928,000 as of October 31, 2014. We believe the year over year increase in total TiVo-Owned Subscriptions and improvement in net TiVo-Owned Subscription losses was primarily due to increased sales of TiVo Minis and TiVo OTA as well as the launch of the TiVo BOLT.
Our MSO installed subscription base increased by 418,000 subscriptions during the three months ended October 31, 2015, to 5.5 million subscriptions as of October 31, 2015. The increase in cumulative MSO Subscriptions of approximately 1.3 million subscriptions from October 31, 2014 is due to subscription growth from a variety of partners including Cogeco, Com Hem, Mediacom, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is largely related to international MSO subscriptions though domestic MSO subscription growth has increased as a contributor. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
Average TiVo-Owned Subscriptions	947	943	944	935	930	946	961	962
TiVo-Owned Subscription cancellations	(41)	(40)	(39)	(43)	(45)	(47)	(41)	(43)
TiVo-Owned Churn Rate per month	(1.4)%	(1.4)%	(1.4)%	(1.5)%	(1.6)%	(1.6)%	(1.4)%	(1.5)%
TiVo-Owned Churn Rate per month was (1.4)% and (1.6)% for the quarters ended October 31, 2015 and 2014, respectively. The decrease in churn for the quarter ended October 31, 2015 was largely due to the increase in the base of TiVo-Owned subscriptions. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.

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

	Three Months Ended
	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$3,612	$1,117	$1,691	$3,455	$2,734	$1,212	$1,505	$6,038
Hardware revenues	(29,506)	(20,358)	(22,314)	(22,463)	(30,366)	(25,232)	(21,058)	(22,301)
Less: MSOs'-related hardware revenues	23,909	16,271	17,298	15,467	23,997	20,234	15,896	12,634
Cost of hardware revenues	30,837	20,185	22,571	25,041	28,176	22,524	19,764	23,163
Less: MSOs'-related cost of hardware revenues	(19,355)	(12,625)	(13,712)	(12,475)	(18,973)	(14,805)	(11,961)	(9,650)
Total Acquisition Costs	$9,497	$4,590	$5,534	$9,025	$5,568	$3,933	$4,146	$9,884
TiVo-Owned Subscription Gross Additions	52	37	39	59	36	27	32	49
Subscription Acquisition Costs (SAC)	$183	$124	$142	$153	$155	$146	$130	$202

	Twelve Months Ended
ROLLING 12 MONTHS	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$9,875	$8,997	$9,092	$8,906	$11,489	$11,383	$12,167	$12,521
Hardware revenues	(94,641)	(95,501)	(100,375)	(99,119)	(98,957)	(104,188)	(102,060)	(101,788)
Less: MSOs'-related hardware revenues	72,945	73,033	76,996	75,594	72,761	74,523	74,392	74,498
Cost of hardware revenues	98,634	95,973	98,312	95,505	93,627	98,468	97,901	96,633
Less: MSOs'-related cost of hardware revenues	(58,167)	(57,785)	(59,965)	(58,214)	(55,389)	(56,946)	(57,525)	(56,643)
Total Acquisition Costs	28,646	$24,717	$24,060	$22,672	$23,531	$23,240	$24,875	$25,221
TiVo-Owned Subscription Gross Additions	187	171	161	154	144	141	134	126
Subscription Acquisition Costs (SAC)	$153	$145	$149	$147	$163	$165	$186	$200
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
During the three months ended October 31, 2015, our total acquisition costs were $9.5 million, an increase of $3.9 million, as compared to the same prior year period. This increase was largely driven by price reductions on consumer hardware which led to a higher TiVo-Owned hardware loss of $3.1 million as compared to the same prior year period. Additionally, we had an increase in Sales and marketing, subscription costs of $878,000 related to the launch of TiVo BOLT.
During the twelve months ended October 31, 2015 our total acquisition costs were $28.6 million, an increase of approximately $5.1 million compared to the same prior year period. This increase was largely driven by price reductions on consumer hardware which led to a higher TiVo-Owned hardware loss of $6.7 million as compared to the same prior year period. The increase was partially offset by decreased sales and marketing subscription acquisition costs of $1.6 million largely related to a high level of marketing efforts during the three months ended January 31, 2014 associated with the release and holiday sales of our Roamio DVRs.
The decrease in SAC of $10 for the twelve months ended October 31, 2015 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.
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
We calculate TiVo-Owned service revenues by subtracting MSOs'-related service revenues and Media services and other service and software revenues (include Advertising, Research, Cubiware revenues, and Digitalsmiths revenues), from our total reported net Service and Software revenues. The table below provides a more detailed breakdown of our Service and Software revenues, and reconciles to our total Service and Software revenues in our Statement of Operations as reported:

	Three Months Ended
Service and Software Revenues	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
	(In thousands)
TiVo-Owned-related service revenues	$20,508	$20,945	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975
MSOs'-related service revenues	16,942	15,285	14,078	13,675	10,563	10,328	9,950	10,498
Media services and other service and software revenues	7,224	6,868	4,724	5,282	4,332	4,193	3,435	2,844
Total Service and Software Revenues	$44,674	$43,098	$39,849	$40,498	$36,705	$36,909	$35,895	$36,317
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014	Jan 31, 2014
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$20,508	$20,945	$21,047	$21,541	$21,810	$22,388	$22,510	$22,975
Average TiVo-Owned revenues per month	6,836	6,982	7,016	7,180	7,270	7,463	7,503	7,658
Average TiVo-Owned Subscriptions per month	947	943	944	935	930	946	961	962
TiVo-Owned ARPU per month	$7.22	$7.40	$7.43	$7.68	$7.82	$7.89	$7.81	$7.96
The decrease in TiVo-Owned ARPU per month for the three months ended October 31, 2015 as compared to the same prior year period was due primarily to an increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. Other than the critical accounting estimates relating to the fair value of estimated cash earn-outs for the acquisition of Cubiware as discussed in Note 10, there have been no other changes to our critical accounting estimates from our Form 10-K for the fiscal year ended January 31, 2015.
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
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.4 million as of October 31, 2015 and $6.1 million as of January 31, 2015.
In July 2015, the FASB issued ASU 2015-11, Inventory-Simplifying the Measurement of Inventory, which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This ASU is effective for the Company on February 1, 2017. This ASU will be applied prospectively. The Company has not yet determined the effect of the standard on its ongoing financial reporting.
In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This ASU is effective for the Company on February 1, 2017. Earlier application is permitted.

Results of Operations
Net Revenues.
Our net revenues for the nine months ended October 31, 2015 and 2014 as a percentage of total net revenues were as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	(In thousands, except percentages)
Service and software revenues	$44,674	34%	$36,705	31%	$127,621	35%	$109,509	32%
Technology revenues	58,135	44%	$51,359	43%	166,704	45%	$151,182	45%
Hardware revenues	29,506	22%	$30,366	26%	72,178	20%	$76,656	23%
Net revenues	$132,315	100%	$118,430	100%	$366,503	100%	$337,347	100%
Change from same prior year period	12%		1%		9%		12%
Service and Software Revenues. The increase in Service and software revenues of $8.0 million and $18.1 million for the three and nine months ended October 31, 2015, as compared to the same prior year periods was related to an increase in MSO-related service revenues of $6.4 million and $15.5 million due to an increased subscription base and recognition of ONO service revenues which began during the three months ended January 31, 2015 as well as from an increase in Media service and other service and software revenues of $2.9 million and $6.9 million for the three and nine months ended October 31, 2015, primarily driven by the Cubiware acquisition and, to a lesser extent, increased revenue from Digitalsmiths products and services. These increases were partially offset by a decrease in TiVo-Owned Subscription revenues of $1.3 million and $4.2 million during the three and nine months ended October 31, 2015. This decrease in TiVo-Owned Subscription revenues is primarily due to the lower revenue associated with our TiVo Mini product, partially offset by an increase in our subscription base.
Technology Revenues. Technology revenues for the three and nine months ended October 31, 2015 increased by $6.8 million and $15.5 million as compared to the same prior year periods primarily due to an increase in the number and scope of technology related projects for our MSO partners and to a lesser extent an increase in licensing revenue from Verizon and AT&T.
Revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T agreement) under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through October 31, 2015 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	76,841	86,356
2014	136,532	464,725
2015	169,641	83,579
Nine month period from February 1, 2015 to October 31, 2015	128,572	71,017
Total	$546,861	$823,356
Based on current GAAP, revenue and cash from the contractual minimums under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility is expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2016 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(In thousands)
Three month period from November 1, 2015 - January 31, 2016	$42,990	$12,562
Fiscal Year Ending January 31,
2017	173,129	83,579
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021-2024	6,388	—
Total	$487,402	$210,859
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and nine months ended October 31, 2015 decreased by $0.9 million and $4.5 million as compared to the same prior year periods. These decreases were primarily driven by decreased TiVo-Owned hardware sales. While we had an increase in TiVo-Owned units sold, this was offset by lower prices which primarily caused the decrease in revenue. Additionally, during the nine months ended October 31, 2015, we saw a decrease in units sold to MSO operator partners as they transition to third party hardware. We expect hardware revenue related to our MSO business to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Cost of service and software revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of service and software revenues	$17,766	$14,970	$48,376	$42,570
Change from same prior year period	19%	33%	14%	27%
Percentage of service and software revenues	40%	41%	38%	39%
Service and software gross margin	$26,908	$21,735	$79,245	$66,939
Service gross margin as a percentage of service and software revenues	60%	59%	62%	61%
Cost of service and software revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service and software revenues increased by $2.8 million and $5.8 million for the three and nine months ended October 31, 2015, as compared to the same prior year periods. The increases were driven by supporting our increased service and software revenues from MSO partners. Service and software gross margins increased by 1% to 60% and 62% for the three and nine months ended October 31, 2015 as compared to the same prior year periods which was driven by increased service and software revenues from MSO partners as compared to the related costs.
Cost of technology revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of technology revenues	$10,404	$6,567	$25,250	$16,780
Change from same prior year period	58%	17%	50%	(21)%
Percentage of technology revenues	18%	13%	15%	11%
Technology gross margin	$47,731	$44,792	$141,454	$134,402
Technology gross margin as a percentage of technology revenues	82%	87%	85%	89%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $3.8 million and $8.5 million for the three and nine months ended October 31, 2015, as compared to the same prior year periods. This increase was related primarily to increased volume of development work for certain MSO partners, such as Virgin.
Technology gross margin for the three and nine months ended October 31, 2015 decreased by 5% and 4% as compared to the same prior year periods. Technology revenues consists of revenues from technology related projects for our MSO partners and licensing revenue. We earn close to a 100% gross margin on licensing revenue. As revenues from technology related projects increase as a percentage of total Technology revenues, our margin will usually decrease. During the three and nine months ended October 31, 2015, revenues from technology related projects were 16% and 14% of total Technology revenues as compared to 11% and 10% for the same prior year periods.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $16.8 million related to development work, largely related to Com Hem, Charter, and Cogeco and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term as of October 31, 2015. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Cost of hardware revenues	$30,837	$28,176	$73,593	$70,464
Change from same prior year period	9%	(15)%	4%	(4)%
Percentage of hardware revenues	105%	93%	102%	92%
Hardware gross margin	$(1,331)	$2,190	$(1,415)	$6,192
Hardware gross margin as a percentage of hardware revenue	(5)%	7%	(2)%	8%
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
Cost of hardware revenues for the three months ended October 31, 2015 increased by $2.7 million as compared to the same prior year period. The increase was largely due higher number of units to both MSO Operator partners and TiVo-owned customers. Hardware gross margins for the three months ended October 31, 2015 decreased from 7% to (5)% as compared to the same prior year period largely due to the mix of units sold sold during the period as compared to the same prior year period.
Cost of hardware revenues for the nine months ended October 31, 2015 increased by $3.1 million as compared to the same prior year period. The increase was largely due to a change in sales mix wherein we sold units which have a higher average cost primarily due to higher number of sales of DVRs to MSO Operator partners. Additionally, we recognized a $1.2 million charge for excess and obsolete inventory during the three months ended April 30, 2015. Hardware gross margins for the nine months ended October 31, 2015 decreased from 8% to (2)%

as compared to the same prior year period largely due to the mix of units sold sold during the period as compared to the same prior year period.
Our MSO partner absolute margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace and, in the future, Arris DVR and non-DVR products.
Research and development expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Research and development expenses	$28,027	$25,546	$79,350	$76,944
Change from same prior year period	10%	(6)%	3%	(4)%
Percentage of net revenues	21%	22%	22%	23%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole-home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future and in expanding those service and software services acquired through TiVo Research, Digitalsmiths, and Cubiware. Our research and development expenses increased by $2.5 million and $2.4 million for the three and nine months ended October 31, 2015 as compared to the same prior year periods. The increase was largely related to increased headcount and headcount related costs in the three and nine months ended October 31, 2015 which were driven by our expanding product lines of DVR's, minis, and service and software services acquired through TiVo Research, Digitalsmiths, and Cubiware.

Sales and marketing expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Sales and marketing expenses	$12,172	$10,544	$35,043	$31,143
Change from same prior year period	15%	3%	13%	12%
Percentage of net revenues	9%	9%	10%	9%
Sales and marketing expenses consist primarily of employee salaries related expenses, consulting expenses, amortization of acquired intangibles, as well as advertising expenses and promotional expenses other than those related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service which are included in Sales and marketing, subscription acquisition costs. Sales and marketing expenses for the three and nine months ended October 31, 2015 increased by $1.6 million and $3.9 million as compared to the same prior year periods which was principally related to increased compensation related expenses largely due to increased headcount as well as other sales and marketing activities largely related to the release of the TiVo BOLT which occurred at the end of September 2015. As a percentage of revenue, sales and marketing expenses have remained flat during the three months ended October 31, 2015 and increased by 1% during the nine months ended October 31, 2015 as compared to the same prior year periods.
Sales and marketing, subscription acquisition costs.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$3,612	$2,734	$6,420	$5,451
Change from same prior year period	32%	4%	18%	(16)%
Percentage of net revenues	3%	2%	2%	2%

Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses increased by $878,000 and $969,000 for the three and nine months ended October 31, 2015 as compared to the same prior year period due to changes in advertising spending during the current periods largely related to the release of the TiVo BOLT which occurred at the end of September 2015.
General and administrative expenses.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
General and administrative	$13,461	$14,292	$44,163	$45,406
Change from same prior year period	(6)%	(10)%	(3)%	(25)%
Percentage of net revenues	10%	12%	12%	13%
Litigation expense (included in total general and administrative costs above)	$(947)	$1,247	$562	$3,557
Change from same prior year period	(176)%	(11)%	(84)%	(85)%
Percentage of net revenues	(1)%	1%	—%	1%
General and administrative, net of litigation expense	$14,408	$13,045	$43,601	$41,849
Change from same prior year period	10%	(10)%	4%	10%
Percentage of net revenues	11%	11%	12%	12%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three and nine months ended October 31, 2015, general and administrative expenses decreased by $831,000 and $1,243,000 as compared to the same prior year period which was primarily related to a reversal of the $1.5 million accrual for the Kantar litigation as the Federal Appeals Court vacated the District Court's $1.5 million fee award against TiVo Research in the three months ended October 31, 2015. This reversal was partially offset by legal fees in litigating the matter. General and administrative, net of litigation expense increased by $1.4 million and $1.8 million during the three and nine months ended October 31, 2015 as compared to the same prior year period largely due to expenses related to the acquisition of Cubiware including the amortization of guaranteed payments to be paid over three years contingent on continued employment of certain key individuals. Cubiware acquisition, general and administrative expenses during the three and nine months ended October 31, 2015 were $1.6 million and $2.8 million.
Interest income. Interest income for the three and nine months ended October 31, 2015 decreased by $3,000 and $273,000 as compared to the same prior year periods. The average cash and short-term investment balance held during the nine months ended October 31, 2015 was lower as compared to the same prior year period causing interest income to decrease over the respective period.
Interest expense and other. Interest expense and other income for the three and nine months ended October 31, 2015 increased by $2.8 million and $8.8 million compared to the same prior year periods due to amortization of the debt issuance costs and debt discount on 2.0% Notes due 2021 which were issued in September 2014. This increase was partially offset by a reduction of interest on the 4.0% Notes due 2016 due to the repurchase of 4.0% Notes due 2016 with a face value of $40 million during September 2015. Additionally, the fair value of the contingent purchase consideration related to the acquisition of Cubiware increased by $347,000 and $603,000 during the three and nine months ended October 31, 2015.
Provision for income taxes.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(In thousands, except percentages)
Provision for income taxes	(5,783)	(7,129)	(19,797)	(20,852)
Effective tax rate	52%	53%	48%	47%
The provision for income taxes for the three and six months ended October 31, 2015 and 2014 differs from the U.S. statutory tax rate of 35% primarily due to the tax impact of non-deductible compensation, stock based compensation and state taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of October 31, 2015, we had over $670.9 million of cash, cash equivalents, and short-term investments. We have $132.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. In September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market at the market value of the notes on the date of the repurchase. The Company paid a total of $41.0 million in cash comprised of $40.0 million in principal and $1.0 million in premium and commissions. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal of 2.0% Notes due 2021 in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase authorization, payment of principal on 4.0% Notes due 2016 unless converted, and working capital needs through the next twelve months.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Nine Months Ended October 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$23,153	16,998
Net cash used in investing activities	$(20)	$(101,472)
Net cash used in financing activities	$(60,010)	$(21,031)
Net Cash Provided by Operating Activities
During the nine months ended October 31, 2015, our net cash provided by operating activities increased by $6.2 million to $23.2 million as compared to $17.0 million during the same prior year period. This is principally due to the changes in working capital offsetting lower profitability (adjusted for non-cash charges) of our business.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended October 31, 2015 was approximately $20,000 as compared to $101.5 million for the same prior year period.
For the nine months ended October 31, 2015, the principal uses of cash for investing activities were $16.6 million cash paid to acquire Cubiware, net of cash acquired, the purchase of property and equipment and other long-term assets of $8.2 million which is used to support our business, a long-term cost method investment of $2.4 million, and intangibles assets of $1.0 million. Those outflows were partially offset by a net cash inflow of $28.2 million related to our cash management process, and the purchase and sales of short-term investments.
For the nine months ended October 31, 2014, the principal use of cash for investing activities was the usage of $128.4 million for our acquisition of Digitalsmiths and was partially offset by a net cash inflow of $31.6 million related to our cash management process, and the purchase and sales of short-term investments. Additionally we acquired property and equipment of $4.7 million which is used to support our business.

Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended October 31, 2015 was approximately $60.0 million as compared to $21.0 million for the same prior year period.
For the nine months ended October 31, 2015, the principal uses of cash for financing activities were repurchases of 4.0% Notes due 2016 for $41.0 million and $30.4 million of TiVo stock comprised of $20.3 million in repurchases pursuant to a 10b5-1 plan and $10.1 million in repurchases of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards. This outflow was partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $7.6 million combined with proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.8 million.
For the nine months ended October 31, 2014 the principal uses of cash for financing activities were repurchases of $242.5 million of TiVo stock comprised of $227.7 million in repurchases pursuant to a 10b5-1 plan and $14.8 million in repurchases of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards offset by proceeds from the issuance of common stock upon exercise of stock options which generated $4.9 million, excess tax benefits from employee stock-based compensation of $12.3 million, and proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $3.6 million. Additionally, in September 2014, the Company issued convertible senior notes payable for proceeds of $224.5 million net of issuance costs paid during the nine months ended October 31, 2014. In conjunction with the issuance of the convertible senior notes payable, the Company issued warrants for proceeds of $30.2 million and purchased convertible note hedges for $54.0 million.
Financing Agreements
Share Repurchases. During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of October 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2016	$132,500	$132,500	$—	$—	$—
Interest on Long-Term Debt Obligations maturing in 2016	2,650	2,650	—	—	—
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	27,600	4,600	9,200	9,200	4,600
Operating leases	5,850	3,683	2,167	—	—
Purchase obligations	21,701	21,701	—	—	—
Total contractual cash obligations	$420,301	$165,134	$11,367	$9,200	$234,600
The table above excludes certain future payments to be made in relation to the acquisition of Cubiware which are contingent upon the occurrence of specified events. The excluded payments include the guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon the achievement of certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition (See Note 10).
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of October 31, 2015.

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
Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of October 31, 2015 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Privacy concerns and laws, evolving regulation of television viewing behavior as well as cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.
Regulation related to the provision of services similar to what TiVo provides through the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including television viewing data. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for TiVo and its customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we sign new operator customers outside the U.S., any of which could harm our business.
Our future growth depends substantially on the contributions and abilities of key executives. Our business could be harmed if we are unable to recruit, retain and motivate key personnel and our management team.
We must continue to recruit, retain and motivate key personnel and members of our management in order to maintain our current business and support our projected growth. As announced in our November 17, 2015 press release, we have initiated an executive transition plan whereby our chief executive officer will transition to non-executive chairman of our Board of Directors. The transition of our chief executive officer involves significant risks, and our ability to successfully manage this transition, recruit a new qualified chief executive officer, retain key personnel and members of our management team and manage other organizational changes resulting from this transition could adversely impact our business. If we are unable to identity or employ a successor chief executive officer by January 31, 2016, our operational performance could be negatively impacted by the appointment of an interim chief executive officer.
We depend on a limited number of third-parties to manufacture, distribute, and supply critical components, technologies, assemblies, and services for the DVRs that enable the TiVo service. We may be unable to operate our business if these parties do not perform their obligations or we are unable to incorporate such critical components or technologies into our products.
The TiVo service is enabled through the use of a DVR manufactured for us by a third-party contract manufacturer. In addition, we rely on sole suppliers for a number of key components and technologies for these DVRs and other devices we manufacture. We also rely on third-parties with whom we outsource supply-chain activities related to inventory warehousing, order fulfillment, distribution, and other direct sales logistics. We cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner or we are unable to purchase or license such third party components or technologies, we may be delayed or prevented from commercializing our products and services. Because our relationships with these parties are non-exclusive, they may also support products and services that compete directly with us, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services or require us to remove certain features or functionalities from our products which may decrease the commercial appeal of our products for our customers. Any of these outcomes would harm our ability to compete effectively and achieve increased market acceptance and brand recognition.
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
We are dependent on sole suppliers for key components, technologies and services. If these suppliers fail to perform their obligations or we are unable to purchase or license such third party components, technologies or services, we may be unable to find alternative suppliers or deliver our products and services to our customers on time or with the features and functionality they expect. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third party components and technologies. If we are unable to purchase or license such third party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.
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
 If our arrangements with Broadcom or Tribune or with our third-party contract manufacturer or other suppliers of critical third party components or technologies were to terminate or expire without a replacement arrangement in place, or if we or our manufacturers were unable to obtain sufficient quantities of these components, technologies, or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
August 1, 2015 through August 31, 2015	—	(1)	$—	—	$283,875,183
September 1, 2015 through September 30, 2015	158,680	(2)	$9.06	—	$283,875,183
October 1, 2015 through October 31, 2015	15,689	(3)	$8.48	—	$243,875,183
(1) During the month of August 2015 TiVo acquired 0 shares from employees upon the vesting of restricted stock.
(2) During the month of September 2015 TiVo acquired 158,680 shares at a weighted average price of $9.06 from employees upon the vesting of restricted stock.
(3) During the month of October 2015 TiVo acquired 15,689 shares at a weighted average price of $8.48 from employees upon the vesting of restricted stock.
(4) During the three past fiscal years ending January 31, 2015, we purchased a total of 37,588,207 shares of our common stock for an aggregate purchase price of $460 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of October 31, 2015, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Certification of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on September 10, 2007).
3.2	Third Amended and Restated Bylaws, dated as of November 13, 2015 (filed as Exhibit 3.1 to the Current Report Form 8-K filed on November 17, 2015).
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.1 to the Current Report on Form 8-K/A filed on January 19, 2011).
4.2
Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.2 to the Current Report on Form 8-K/A filed on January 19, 2011).

4.3	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 23, 2014).
4.4	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2014).
10.1	Transition Agreement between TiVo Inc. and Tom Rogers, dated November 13, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2015).
31.1
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 3, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated December 3, 2015 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Thomas S. Rogers, President and Chief Executive Officer of TiVo Inc. dated December 3, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated December 3, 2015 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	12/3/2015	By:	/S/ THOMAS S. ROGERS
Thomas S. Rogers
President and Chief Executive (Principal Executive Officer)

Date:	12/3/2015	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Chief Financial Officer (Principal Financial Officer)

Date:	12/3/2015	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)