Form 10-K
period 2016-01-31
TIVO INC
filed 2016-03-23
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes o  No  x
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.9 billion (based on the closing sales price of the registrant’s common stock on that date as reported in the Nasdaq Global Market). Shares of the registrant's common stock held by each officer and director and each person that controls, is controlled by or is under common control of the registrant have been excluded in that such persons may be deemed to be affiliates.  This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock that the registrant believes are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.  This determination of affiliate status is not a determination for other purposes.
On March 11, 2016, the Registrant had 97,863,989 outstanding shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2016 Annual Meeting of Shareholders to be filed on or before May 31, 2016.

TIVO INC.
FORM 10-K
For the Fiscal Year Ended January 31, 2016

© 2016 TiVo Inc. All Rights Reserved.
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

•	our expectations regarding the seasonality of our business and subscription additions to the TiVo service;

•	our expectations regarding future growth in subscriptions to the TiVo service;

•	our expectations that we will launch a new class of consumer products beyond our current offering;

•
our expectations regarding future changes in our TiVo-Owned ARPU as well as fees paid by multiple system operators and broadcasters (MSOs), including decreases in TiVo-Owned ARPUs as a result of increased sales of non-DVR devices such as TiVo Mini which have lower product lifetime service fees than DVRs;

•	our expectations regarding future media services and other revenues; including growth from TiVo Research, Digitalsmiths, and Cubiware;

•	our expectations regarding future audience research and measurement revenues;

•	our future service and hardware revenues from TiVo-Owned subscriptions and future service, technology, and hardware revenues from MSOs;

•
our expectations regarding growth in the future next-generation video services market for our services, software, and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as broadband content delivered by MSOs to their customers' computers and mobile devices (such as TV Everywhere), video delivered on demand to an MSO customer's set-top box (VOD), and network DVRs;

•
our expectations regarding continued regulatory required access to and installation and operational issues surrounding cable-operator provided CableCARDs™ and switched digital devices essential for TiVo consumer devices in cable homes;

•
our expectations that in the future we may also offer services for additional non-DVR products that may or may not incorporate the TiVo user interface and non-DVR software including a network DVR service;

•
our expectations of the future decrease in hardware revenues and hardware margin as our U.S. MSO customers transition their hardware purchases to third-party hardware manufacturers such as Arris and our belief that this will enable us to gain additional MSO Subscriptions;

•	our expectations of the growth of the TiVo service and technology revenues outside the United States;

•
our expectations regarding a future decrease in the amount of our research and development spending and our associated ability to remain a competitive technology innovator and invest significant resources in next-generation video services ;

•
our expectations regarding future increases in the amount of deferred expenses in costs of technology revenues related to development work for our television distribution partners and our ability to receive revenues equal to or greater than such deferred expenses from such television distribution partners;

•
our expectations regarding future changes in our operating expenses, including changes in general and administrative expenses, litigation expenses, and sales and marketing, subscription acquisition costs;

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

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value.; and

•	our expectations of growth from our acquisitions of Digitalsmiths Corporation ("Digitalsmiths") and Cubiware Sp. Z.o.o. ("Cubiware").
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
The Company

TiVo is a leader in next-generation video technology software services and innovative cloud-based software-as-a-service solutions. TiVo’s software and cloud-based services provide an all-in-one approach for navigating ‘content chaos’ by seamlessly combining live, recorded, Video on Demand ("VOD"), and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) content into one intuitive user interface with simple universal search, discovery, viewing and recording, creating a unified viewing experience. This experience is distributed both directly to consumers and through distribution relationships with approximately 70 television service providers who utilize some or all of TiVo’s software, hardware, and cloud services to power their own television products. This includes the traditional TiVo products as well as our cloud-based search and discovery capabilities for non-TiVo user experiences and our emerging market television experiences, which were gained through the Cubiware acquisition. As of January 31, 2016, TiVo had distribution relationships with television service providers representing 90 million global households as well as close to 1 million direct to consumer relationships.
We generate revenues primarily from four sources:
•Television Service Providers (also referred to as MSOs or Pay-TV Operators). We work with a growing number of television service providers, who typically pay us recurring monthly fees or an upfront software fee, which we recognize as service and software revenues. We also receive revenues for providing licensing and professional services, and in some instances we sell television service providers hardware based on retail set-top boxes ("STBs"). The service and software revenue we receive from these television service providers has continued to grow and we expect it to be a larger percentage of our total revenue in the future.
•Consumer Service. One of our largest sources of revenues is from consumers in our direct to consumer business, who subscribe to the TiVo service directly with us and typically pay us monthly fees, or in some cases pay for TiVo service for the life of their product upfront, which we report as our TiVo-Owned service subscriptions.
•Data Analytics Services. We work directly with television advertisers, agencies, and networks to offer a variety of solutions for television audience measurement and advertising analytics. These include unique second-by-second audience measurement metrics that anonymously combine television viewing data with other types of data, including with Internet viewing data, purchase activity or demographic attributes. Additionally, we are focused on providing our data to programmatic and targeting advertising platforms and networks.
•Licensing. We derive revenues from our licensing agreements associated with our litigation settlements. In connection with settlements of litigation, TiVo has entered into agreements with multiple television service providers and hardware manufacturers in which we provide rights to use certain TiVo patents. With one exception these agreements expire in June 2018. TiVo is currently engaged in patent litigation with Samsung.
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
We conduct our operations through one operating segment. See Part II, Item 6, Selected Financial Data for our historical financial results. In our fiscal year ended January 31, 2016, we had net income of $21.7 million and cash provided by operating activities was $0.3 million. As of January 31, 2016, we had an accumulated deficit of $358.0 million. We anticipate that our TiVo-Owned business will continue to be seasonal and expect to generate a significant number of our new TiVo-Owned subscriptions during and immediately after the holiday shopping season. We remain cautious about our ability to limit declines or even maintain our current number of TiVo-Owned subscriptions in our fiscal year ending January 31, 2017, despite recent improvements in TiVo-Owned subscription net additions driven by an improved product offering, pricing changes, and stable churn. See the discussion in Part l, Item 1A. Risk Factors, relating to risks related to our business, including risks specific to our deployments with our television service provider customers.
Our Strategy
We believe the television world is rapidly evolving with proliferating content choice including traditional linear programming, VOD, TV Everywhere solutions and over-the-top services ("OTT"). Further, consumers are accessing and subscribing to video content in new ways such as "skinny bundles" (which include smaller groups of channels) from incumbent Pay-TV Operators or through OTT services on tablets, smart televisions, and streaming devices. This is leading to pressure on the current content and distribution models and we believe that our advanced television offerings and analytics help consumers, Pay-TV Operators and non-traditional players navigate the changing environment.
We believe we have created a unique set of technologies, products, and services that meet the needs of consumers, television service providers, and the advertising community. Our goal is to change the way consumers access and watch linear television, on-demand television, and broadband video by offering a best in class user experience and search and discovery services to generate revenue through the licensing of both our TiVo branded services and technology and non-branded services and technology delivered by Digitalsmiths and Cubiware to television viewing households worldwide.
Provide Compelling, Easy-to-Use Television Offering. Our video technology solutions have an easy, intuitive user interface and many features that we believe dramatically improve a consumer's television viewing experience. Our video technology solutions can support linear television delivered through cable, satellite, from the cloud, or over-the-air, television service provider VOD, and broadband video and consumed either on the television or on mobile devices, including tablets and smartphones. Our technology, including Digitalsmiths, enables consumers to find and watch their favorite content, whether it is on TV, VOD, or OTT, and helps them discover new programming through features that search and browse for content by subject, title, genre, actor, director, or channel, enjoy access to extra content via broadband and comprehensive episode guides, as well as suggesting programs that consumers may like through a variety of TiVo recommendation features. Our goal is to lead the market with innovations that expand the value and potential of our products and services. We plan to continue to invest significant resources in innovation to improve consumer choice, convenience, and control over their home entertainment and to make our services more compelling for both current and potential customers. We expect that a significant portion of our future product development efforts will be focused on OTT and mobile capabilities, enabling the TiVo experience on additional consumer devices and screens, cloud-based services, personalization, and integration of new discovery paradigms like social network recommendations.
Develop Solutions for Television Service Providers. A critical part of our strategy focuses on developing video technology for the global pay television market, which is estimated to grow to more than 1 billion subscribers by 2020. Currently, we have distribution relationships with more than 70 television service providers representing 90 million homes in North America, Europe, Latin America, Asia, and the Middle East/Africa through our TiVo, Digitalsmiths, and Cubiware products. Our focus is on both expanding current relationships with additional products, for example providing non-DVR software, enhanced search & recommendation, or IP services such as a network DVR management, and through working with additional operators. We believe that our breadth of offerings, which include an end-to-end multiscreen next-generation video service, a cloud-based search & recommendation service that helps power non-TiVo branded user experiences, IP/network DVR solutions, and lighter advanced television offerings geared toward lower video ARPU markets, provide a competitive portfolio of products and services for the global television market. Additionally, we believe our retail business uniquely positions us versus other vendors to bring new products and innovations to market in rapid fashion because we are able to leverage our product development across our direct to consumer products as well as products and services provided to television service providers.
Extend the TiVo Service to the Cloud. TiVo has transitioned much of its service to the cloud, which allows TiVo to offer its products on a multitude of devices beyond the set-top box. Further, TiVo is in the process of developing and testing a network DVR service that will allow Pay-TV Operators to offer storage in the cloud reducing their expenditures on hardware, allowing recorded shows to be easily delivered to mobile devices, and enabling features and controls for both consumers and operators that weren’t possible with a set-top box based DVR. Additionally, our Digitalsmiths' service, which provides a software-as-a-service search and recommendation service, enables TiVo to extend its portfolio of products and services through non-TiVo branded user experiences, and to offer services that can be deployed on less expensive STBs or devices that lack built-in DVR capability. We believe these efforts could expand our ability to service market segments beyond traditional television providers such as mobile or online video.
Extend and Protect Our Intellectual Property. The convenience, control, and ease of use of the TiVo service is derived largely from the technology we have developed. Our intellectual property portfolio continues to grow and includes fundamental innovations and corresponding patents, that we believe, among other things, cover many core elements of modern video transport, processing, and consumption.
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
We have engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments totaling approximately $1.6 billion from intellectual property litigation. We are currently involved in litigation against Samsung, where we have alleged that Samsung is infringing our intellectual property in connection with certain Samsung DVRs and mobile devices.
Generate Revenue from Media Services.
We offer data analytics products focused on television audiences through TiVo Research whose customers include advertisers, agencies, broadcast and cable networks, and programmatic/target advertising marketplaces. These customers use TiVo Research's software and advanced data analytics which anonymously match TV tuning and purchase data in order to optimize advertising to the right audience. We believe this creates ad placement efficiency, drives more product sales for brands, and a higher return on media investment for advertisers while increasing advertising revenues for networks. We plan to continue to develop and enhance our data analytics capabilities to generate additional revenues and provide additional innovative solutions.
Further, we offer Seamless Insights, an analytics platform from Digitalsmiths, that provides television service providers data both on the consumption of content by network and program and the interactions their customers have with their advanced television interface and interactive advertising products on the TiVo-Owned and MSO subscription bases.
Our Technology
We have developed a technology portfolio that makes the TiVo service available on a standalone retail DVR product line that is capable of receiving over-the-air digital signals, cable through the use of CableCARDsTM, and from broadband video sources. The TiVo service is also deployed directly by close to 20 global Pay-TV Operators. We also offer search & discovery products through our Digitalsmiths product and advanced television experiences for emerging markets through our Cubiware product. Our strategy is to sign additional distribution agreements to make the TiVo service and products available on additional set-top boxes and mobile devices such as tablets or computers and other connected devices. We also offer innovative data analytics solutions for advertisers, agencies and TV networks in the television industry through the sale of cross-platform audience research data by our subsidiary, TiVo Research. We believe that our commitment to research and development will allow us to continue to innovate new products for our customers, even while we continue to focus on managing and reducing our overall research and development expenses as compared to fiscal year 2016.
TiVo Service Client Software. The TiVo service client software functions on set-top boxes, and as an app on tablets, and mobile devices which run the TiVo software. We have enhanced the client software to support multiple services and applications, such as receipt of broadband video content, digital music, and photos. The TiVo client software manages interaction with the TiVo service infrastructure in the cloud. After the initial set-up of the TiVo service, the TiVo-enabled set-top box will automatically connect to the TiVo service infrastructure over broadband connection to download the program guide data, client software upgrades, advertising content, and other broadband content. We have also enabled the TiVo service client software to operate on certain third-party set-top boxes, such as on a Cisco, Samsung, or Arris (formerly Pace) manufactured set-top box.
TiVo & Digitalsmiths Service Infrastructure. The TiVo service infrastructure operates the TiVo service, managing the distribution of proprietary services, and specialized content such as program guide data, interactive advertising, and TiVo client software upgrades. It interfaces with our billing and customer support systems for service authorization and bug tracking, among other activities. In addition, the TiVo service infrastructure collects anonymous viewing information uploaded from TiVo-enabled set-top boxes for use in recommendations and personalization, and our audience data analytics efforts. The infrastructure has also been designed to work with the networks of service provider customers.

Cubiware Middleware. In the fiscal year ended January 31, 2016, we acquired Cubiware Sp. Z.o.o. ("Cubiware"), a privately-held provider of cost-effective software solutions for emerging market Pay-TV Operators, based in Warsaw, Poland. Cubiware provides flexible middleware solutions targeted towards Pay-TV Operators - cable, satellite, terrestrial, and telecommunications operators - in developing and emerging markets globally who want to introduce advanced TV services to their networks. Leveraging Cubiware’s advanced software technology, such as CubiTV and CubiConnect, Cubiware gives emerging market Pay-TV Operators the ability to cost-effectively deliver a wide range of interactive services along with a superior user experience to their subscribers. Cubiware's multiscreen technology also enables these Pay-TV Operators to cost-effectively deliver video-oriented services through consumer electronics devices, such as tablets, PCs, and smart phones. Cubiware's technology, through the Cubiware software development kit, also allows Cubiware's Pay-TV Operators to customize their implementation of Cubiware's middleware and user experience to their unique requirements.
TiVo-Enabled Hardware Design. The TiVo-enabled hardware designs, including our latest TiVo BOLT and Roamio DVRs and TiVo Mini non-DVR set-top boxes, are specifications developed by TiVo for set-top boxes and other devices. We provide this design to our contract manufacturer that produces TiVo-branded hardware. The TiVo-enabled hardware design includes a modular front-end that allows the basic platform to be used for digital and analog broadcast, cable, OTT, and VOD. In addition, the TiVo-enabled hardware design allows for connection to broadband networks and mobile devices to enable existing and future services. We believe that the TiVo-enabled hardware design and our lack of dependence on third-party hardware design, which can delay time to market, allows us to innovate our client software at a faster pace.
Data Analytics. Through our subsidiary TiVo Research, we provide data analytic solutions to advertisers, agencies and television networks to improve their advertising targeting, accountability, and return on media investment. TiVo Research provides cross media research, measurement and analytics to its customers that are based upon a nationally representative single-source set of data anonymously linked to purchases made at the household level. TiVo Research’s solutions help its customers with custom research, media planning, post-advertising campaign analysis, media measurement, and attribution.
Significant Relationships
DIRECTV. DIRECTV is the largest provider of satellite television in the U.S. and was recently acquired by AT&T. We have had a longstanding relationship with DIRECTV from 1999 to the present to provide the TiVo service to DIRECTV's customer base. As of January 31, 2016, DIRECTV was our largest MSO customer by service revenue, but no longer represents a meaningful portion of our 5.8 million MSO subscription base. Historically, DIRECTV has paid us a recurring monthly per-household fee for access to the technology needed to provide its customers the TiVo service subject to an aggregate minimum monthly amount. However, due to the decline in the number of DIRECTV MSO subscriptions in recent years, in fiscal year 2016, we recognized the monthly minimum amount each month during the entire year. We incur limited recurring expenses related to the DIRECTV relationship.
In August 2014, our agreement with DIRECTV was extended. The fees paid by DIRECTV are subject to monthly minimum payments that escalate during the term of the agreement; however the agreement will expire on February 15, 2018. The revenues from DIRECTV are material to TiVo's net income. If we are unable to renew this agreement on favorable terms or not at all, our revenues and profits would be negatively impacted by the loss of these DIRECTV payments.
Customer Service and Support
For our TiVo-Owned service, we provide customer support through outsourced service providers as well as our internal customer service personnel. In most cases, when our product is distributed through a television service provider (such as Grande, ONO, RCN, Suddenlink, Cogeco, GCI, and Virgin) the service provider is primarily responsible for customer support. We offer training, network operating center services (NOC support), and other assistance to these service providers.
Individual customers have access to an Internet-based repository for technical information and troubleshooting techniques. They also can obtain support through other means such as the TiVo website, web forums, email, and telephone support.
We offer a manufacturer’s warranty of 90 days for labor and one year for parts on the DVRs TiVo manufacturers, which enable our TiVo-Owned subscriptions. The one year warranty for parts is extended for customers on monthly service plans who also use our latest BOLT and Roamio DVRs for as long as such customers remain active. We contract with third-parties to handle warranty repair. Warranties provided to service providers who distribute TiVo hardware vary in length depending on the agreement.
Research and Product Development

Our research and development efforts are focused on designing and developing the elements necessary to enable the TiVo service. These activities include hardware and software development.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in millions)
Research and Development Expenses	$107.8	$102.2	$106.9
We increased research and development spend by 5% in the fiscal year ended January, 31, 2016 as the number of our regular, temporary, and part-time employees engaged in research and development between January 31, 2015 and January 31, 2016 grew. In the fiscal year ending January 31, 2017, we currently expect our research and development expense to decrease from fiscal year 2016 levels through a combination of resetting research and development priorities and lowering our costs through utilizing international development in Romania and elsewhere.
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
Seasonality
Sales of our TiVo-Owned devices and subscriptions to the TiVo service are affected by seasonality. Thus, we generate a significant number of our annual device sales and new TiVo-Owned subscriptions during and immediately after the holiday shopping season with associated increases in revenue. We also incur significant increases in expenses in the second half of the year related to hardware costs, marketing development funds and other payments to channel partners, and sales and marketing, subscription acquisition costs in anticipation of the holiday shopping season. There is less seasonality associated with our MSO, Digitalsmiths, Cubiware, and TiVo Research customers.
Competition
We believe that the principal competitive factors in the advanced television market, which includes DVRs, other broadband enabled consumer electronic devices, and mobile apps, are brand recognition and awareness, functionality, ease of use, mobility, personalization, content availability, and pricing. We currently see two primary categories of competitors for the TiVo-Owned channel: DVRs offered by satellite, cable, and telecommunications operators and advanced television products offered by consumer electronics and software companies. The role of the DVR is changing due to on-demand content from VOD, TV Everywhere, Netflix, Hulu, and applications designed to provide programming.
Competition in the TiVo-Owned Subscription Business. Our retail products compete in the United States against solutions sold directly by television service providers. These solutions often have similar feature sets, such as DVR capabilities, search and discovery, multi-room viewing, and TV Everywhere ("TVE") access for mobile devices; Some of these solutions are offered at lower prices but in many cases are bundled with other services provided by the operator and the price for the DVR and DVR service may not be apparent to the consumer. In addition, the DVRs are usually professionally installed and may appeal to consumers who do not pro-actively select a DVR service. TVE for mobile devices and for website portals, could, over time, serve as a substitute to our retail products.

Our retail products also compete against products with on-demand OTT streaming-enabled devices offered by consumer electronics companies. Though these devices do not offer the breadth of the TiVo service, they do offer alternative ways to access TVE content and OTT internet-delivered video content through devices that many consumers may seek to acquire for other purposes. For example, many consumer electronics companies have television or DVD products that are Internet enabled and others have built dedicated devices for accessing video over the Internet such as AppleTV, FireTV, and Roku. Similarly, companies such as Sony, Sling, and Microsoft have now enabled the digital delivery of video programming over the internet to game consoles and other consumer devices.
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
Competition in the Data Analytics Business. We collect and analyze audience research data in an area where companies such as Nielsen and comScore/Rentrak and other online data analytics companies compete for research spend from advertisers, advertising agencies, and television networks. Other large companies are also focusing resources in this area including: Comcast, Facebook, and Google.
Patents and Intellectual Property
We have filed patent applications relating to numerous inventions resulting from TiVo research and development, including many critical aspects of the design, functionality, and operation of TiVo products and services as well as technology that we may incorporate in future products and services. We have been awarded approximately 533 foreign and domestic patents and have approximately 298 foreign and domestic patent applications pending. For example, we own U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System” (referred to as the Time Warp patent or the '389 patent) which describes an invention that allows an user to store selected television shows while the user is simultaneously watching or storing another program and expires in July 2018. The Time Warp patent has been through reexamination at the United States Patent Office twice and had its claims upheld without modification. The majority of our patents have expirations beyond 2018. In fiscal year ended January 31, 2016, we initiated a patent infringement lawsuit against Samsung in connection with Samsung's making and selling DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the our patents. See Part 1. Item 3. Legal Proceedings for more information on our patent infringement lawsuit with Samsung.
During the fiscal year ended January 31, 2014 we entered into a settlement and patent license agreement with ARRIS Group, Inc. ("Arris") (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. ("Cisco"), and Google Inc. ("Google") (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.), pursuant to which the parties agreed to settle and dismiss all outstanding litigation between them, including related litigation involving Time Warner Cable (as described in TiVo's periodic reports filed with the Securities and Exchange Commission ), provide licenses to certain patents between the parties, and release patent infringement claims between the parties with respect to all outstanding litigation in exchange for a payment of $490 million to TiVo by Google and Cisco in connection with the Motorola/Cisco settlement. During the fiscal year ended January 31, 2012, we entered into separate settlements of pending intellectual property lawsuits we had filed against DISH and AT&T Inc. for $500 million and $215 million, respectively. During the fiscal year ended January 31, 2013 we entered into a settlement of pending intellectual property lawsuit against Verizon for $250.4 million. To date, we have received cash and future technology revenue payment commitments totaling approximately $1.6 billion from intellectual property litigation.
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
Employees
As of March 11, 2016, we employed approximately 724 full-time employees. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our future success will depend in part on our ability to attract, train, retain, and motivate highly qualified employees. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization and we have never experienced a work stoppage or strike. Our management considers employee relations to be good.
Executive Officers and Key Employees (as of March 11, 2016):

Name	Age	Position
Naveen Chopra	42	Interim Chief Executive Officer and Senior Vice President, Chief Financial Officer
Charles (Dan) Phillips	57	Chief Operating Officer
Matthew Zinn	51	Senior Vice President, General Counsel, Secretary and Chief Privacy Officer
Pavel Kovar	42	Vice President, Chief Accounting Officer
Naveen Chopra was appointed Interim Chief Executive Officer on January 30, 2016, as well as maintaining his position as the Company's Chief Financial Officer. Since 2012, Mr. Chopra has been responsible for overseeing the Company's accounting and financial reporting, planning, tax, and treasury functions. In addition, Mr. Chopra is responsible for the Company's long-term business strategy and corporate development. Mr. Chopra joined TiVo in 2003 as Director, Business Development, where he later served as Vice President, Business Development, before being promoted to Senior Vice President, Corporate Development and Strategy. Since July 2014, Mr. Chopra has served as a member of the Board of Directors of Vonage Holdings Corp. (NASDAQ:VG). He holds bachelor degrees in computer science and economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.
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
Other Information
TiVo was incorporated in August 1997 as a Delaware corporation and is located in San Jose, California. In August of 2000, we formed a wholly owned subsidiary, TiVo (U.K.) Ltd., in the United Kingdom. In October of 2001, we formed a subsidiary, TiVo International, Inc., a Delaware corporation. On January 12, 2004, we acquired Strangeberry, Inc., a Palo Alto based technology company specializing in using home network and broadband technologies to create new entertainment experiences on television. On July 16, 2004, TiVo Intl. II, Inc., a wholly owned subsidiary of TiVo Inc., was incorporated in the Cayman Islands. On March 22, 2005, TiVo Brands LLC, a wholly owned subsidiary of TiVo Inc., was incorporated in the State of Delaware. On July 18, 2012, we acquired TRA Global, Inc. a privately-held, media and marketing research company headquartered in New York, New York, now named TiVo Research and Analytics, Inc. ("TiVo Research"). On February 14, 2014, we acquired Digitalsmiths Corporation, a privately-held cloud based video search and recommendation service for the pay-TV industry, based in Raleigh, North Carolina. On May 22, 2015 we acquired Cubiware Sp. Z.o.o. ("Cubiware"), a privately-held provider of cost-effective software solutions for emerging market Pay-TV Operators, based in Warsaw, Poland.
We maintain an Internet website at the following address: www.tivo.com. Financial news and reports and related information about our company as well as non-GAAP to GAAP reconciliation can also be found on this website. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission ("SEC").
We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended ("Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
Risk Factors
An investment in our securities involves risks. You should carefully consider the risk factors set forth below as well as the other information contained or incorporated by reference in our filings with the Securities and Exchange Commission before investing in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects, which in turn could adversely affect our ability to repay our outstanding convertible senior notes and the trading price of our common stock. Additional risks and uncertainties not currently known to us or those currently viewed by us to be immaterial may also materially and adversely affect our business, financial condition or results of operations.
We have incurred significant net losses in the past and may never achieve sustained profitability from our non-licensing related operations. We generate a significant amount of revenue from our patent settlement agreements with DISH, AT&T, Verizon, Motorola/Cisco which expire in calendar year 2018 or later, and if we are unable to renew or replace these revenues, our business would be harmed.
During the fiscal years ended January 31, 2016, 2015, and 2014, our net income was $21.7 million, $30.8 million, and $271.8 million, respectively. As of January 31, 2016, we had an accumulated deficit of $(358.0) million. The size of future net losses or income will be impacted by a number of factors, including the timing of the development or deployment of solutions under our television service provider arrangements, the growth or decline in the number of TiVo subscriptions, the prices at which we sell TiVo set-top boxes, the amount of research and development expenses we incur to fund new product development and expand our engineering services capacity, and the amount and timing of settlement payments. In fiscal year 2012, we entered into patent settlement agreements with DISH and AT&T and in fiscal year 2013, we entered into a patent settlement agreement with Verizon. In fiscal year 2014, we entered into a patent settlement agreement with Motorola/Cisco. The patent settlement agreements with DISH, AT&T, Verizon, and Motorola/Cisco will generate recurring revenues for us until 2024, with the majority of these revenues received by 2019. We generate a significant amount of revenues as a result of these settlement agreements. If we are unable to renew or replace these revenues through similar or other business arrangements, our revenues would decline and our business would be harmed as a result. Unless and until we generate significant additional revenues from our operations or substantially reduce our expenses, we are likely to continue to incur losses in future fiscal years, including after we cease further receipt of our current legal settlement payments and we may never achieve sustained profitability. As such, in the future, continued net losses and negative cash flow could drain our existing cash balance.
We are party to a patent infringement lawsuit involving Samsung.  We expect to incur significant expenses as a result, and an adverse outcome in the lawsuit could harm our business.
Our claims against Samsung.  On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas.  The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The complaint claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the Company’s patents.  The Company’s complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction.
Samsung’s claims against us.: On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against the Company.  In its amended answer, Samsung counterclaims that the Company infringes Samsung’s patents by making and selling TiVo DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents.  Samsung’s complaint claims that the Company’s infringement is willful, and seeks, among other things, damages in an unspecified amount.
We may make patent assertions, or initiate patent infringement or patent interference actions or other litigation to protect our IP, which could be costly and harm our business.
We are currently engaged in litigation, and litigation may be necessary in the future, to enforce our patents and other IP rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.
We, and many of our current and potential competitors, dedicate substantial resources to protection and enforcement of IP rights. We believe that companies will continue to take steps to protect their technologies, including, but not limited to, seeking patent protection. Companies in the technology and content-related industries have frequently resorted to litigation regarding IP rights. Disputes regarding the ownership of technologies and their associated rights are likely to arise in the future and we may be forced to litigate to determine the validity and scope of other parties' proprietary rights. Any such litigation is inherently risky, the outcome is uncertain, could be costly, could distract our management from focusing on operating our business, could delay recognition of revenue until a settlement or decision is ultimately reached, could result in the invalidation or adverse claims construction of patents, and might ultimately be unsuccessful. The existence and/or outcome of such litigation could harm our business.
In 2014, the Supreme Court of the United States decided the Alice Corp v. CSL Bank International ("Alice") case. The Alice case generally addresses patentable subject matter, and specifically an exception to patentable subject matter for "abstract ideas." In the Alice case, the court provides some general interpretive guidance to be considered when determining whether patent claims are directed to patent-ineligible abstract ideas, along with a two-step test for determining patentable subject matter eligibility going-forward. Practically, the effects of the Alice decision are still being assessed by patent holders, attorneys, the United States Patent & Trademark Office and various courts, all of which are attempting to determine the appropriate analysis and boundaries of the Alice decision on other patents. In any event, the Alice decision will provide potential licensees and accused infringers of certain patents - including our patents - new arguments to challenge the validity of such patents, which could cause some delays or risk in pending or future patent negotiations or litigation.
Additionally, the relationships with our customers, suppliers and technology collaborators may be disrupted or terminated as a result of patent assertions that we may make against them, which could harm our business.
Finally, adverse legal rulings could result in the invalidation of our patents, the narrowing of the claims of our patents, or fostering of the perception by licensees or potential licensees that a judicial finding of their infringement is unlikely. Such results or perceptions could decrease the likelihood that licensees or potential licensees may be interested in licensing our patents, or could decrease the amounts of license fees that they are willing to pay, which could harm our business.
We may not be able to join standards bodies, license technologies or integrate with platforms that are necessary or helpful to our product or services businesses because of the encumbrances that the proposed associated agreements place on our patents.
Standards bodies often require, as a condition of joining such bodies, that potential members license, agree to license, disclose or place other burdens on their patents. Similarly, technology licensors and platform operators often require that licensees cross license, or agree not to assert, their patents. In order to develop, provide or distribute certain products or services, we may find it necessary or helpful to join these standard bodies, license these technologies or contract with these platform operators. However, in order to do so, we might have to sign agreements under which we would have to license or agree not to assert patents without being able to collect royalties or for fees that we believe are less than those that we could otherwise collect. Similarly, these agreements could require us to disclose invention-related information that we would otherwise prefer to keep confidential. This inability to be part of standards bodies, to license certain technologies, or to contract with certain platform operators, could harm our business.
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
•cause the cancellation of current or future products, features, functionality or services, or the inability to include certain features or functionality;
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
In November 2014, Congress passed the Satellite Television Extension and Localism Act Reauthorization ("STELAR"). Among other things, STELAR repealed an FCC requirement that cable operators employ separable security (i.e., CableCARDs) in the set-top boxes they lease to their subscribers effective December 4, 2015. STELAR did not alter the requirement that cable operators provide separable security to retail devices and the cable industry has represented to Congress that it would continue to provide and support retail CableCARD devices in compliance with the separable security requirement. However, without continued use by operator leased devices, the prices charged by operators to consumers for CableCARDs could increase and support for retail CableCARD devices could deteriorate.
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
The working group submitted its report to the FCC on August 28, 2015. On February 18, 2016, the FCC initiated a proceeding proposing rules intended to allow companies to build retail devices or software solutions that can navigate the universe of multichannel video programming with a competitive user interface as well as continued support for retail CableCARD devices. If cable operators were to cease supporting and providing CableCARDs to consumers without providing TiVo with a commercially viable alternative method of accessing digital cable, high definition, and premium cable channels that works across cable systems nationwide, we would be unable to sell most of our current retail products, may be unable to create future retail products, and our business would be harmed as the market for devices which only receive over the air broadcast television signals is significantly smaller than the current pay TV market.
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
The delivery of television programming, access to television signals by consumer electronics devices, and the collection of viewing information from subscriptions via the TiVo service and a DVR represent a relatively new category in the television and home entertainment industries. As such, it is difficult to predict what laws or regulations will govern our business. Changes in the regulatory climate, the enactment of new legislation, or the expansion, contraction, enforcement or interpretation of existing laws or regulations could expose us to additional costs and expenses and could adversely impact or require changes to our business. For example, legislation regarding customer privacy or copyright could be enacted or expanded in ways that apply to the TiVo service, which could adversely affect our business. Laws or regulations could be interpreted to prevent or limit access to some or all television signals by certain consumer electronics devices, or impose limits on the number of copies, the ability to transfer or move copies, or the length of time a consumer may retain copies of some or all types of television programming. New or existing copyright laws could be applied to restrict the capture of television programming, which would adversely affect our business. It is unknown whether existing laws and regulations will apply to the digital video recorder market. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying appraised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting TiVo's positions on proposed laws and regulations.
The FCC has broad jurisdiction over the telecommunications and cable industries in the U.S. The FCC could promulgate new regulations, or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter or eliminate certain features or functionality of the TiVo products or services which may adversely affect our business. For example, the FCC could determine that certain of our products fail to comply with regulations concerning matters such as electrical interference, copy protection, digital tuners, or display of television programming based on rating systems. The FCC could also impose limits on the number of copies, the ability to transfer or move copies, the length of time a consumer may retain copies, or the ability to access some or all types of television programming. New regulations could reduce the desirability of our products and services, require us to make changes to our products or services, or increase our compliance costs.
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
•demand for TiVo products and the TiVo service;
•the timing and introduction of new services and features on the TiVo service;

•seasonality and other consumer and advertising trends;
•entering into new strategic partnerships or amending or terminating existing strategic partnerships;
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
We must continue to recruit, retain and motivate key personnel and members of our management in order to maintain our current business and support our projected growth. As originally announced on November 17, 2015, we began an executive transition plan whereby our chief executive officer transitioned to non-executive chairman of our Board of Directors on January 30, 2016. As announced on January 12, 2016, we appointed our current chief financial officer, Naveen Chopra, as interim chief executive officer, effective January 30, 2016. The transition of our chief executive officer involves significant risks, and our ability to successfully manage this transition, recruit a new qualified chief executive officer, retain key personnel and members of our management team and manage other organizational changes resulting from this transition could adversely impact our business. If we are unable to identity or employ a permanent chief executive officer in a timely manner, our operational performance could be negatively impacted.
We generate a significant portion of our service and software revenue from our agreement with DIRECTV, which expires in February 15, 2018, which would lead to substantial revenue loss and possible litigation if not renewed. Our contract with DIRECTV, which was recently acquired by AT&T (who is also a TiVo licensee), expires on February 15, 2018. We cannot assure you that our license agreement with DIRECTV will be renewed on terms acceptable to us or at all. If we are unable to replace the revenue associated with this agreement through similar or other business arrangements, our revenues and profit margins would decline and our business would be harmed as a result. While it is our intent to renew both our DIRECTV and AT&T agreements, as a result of AT&Ts acquisition of DIRECTV, the timing and structure of such renewals with AT&T/DIRECTV could have a negative impact on our future revenues. We also cannot assure you that these license agreements will be renewed. Additionally, we may become involved in litigation with these licensees in connection with attempting to negotiate new agreements. The existence and/or outcome of such litigation could harm our business.
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
In connection with our deployment arrangements, we engage in complex licensing, development, and engineering services arrangements with our marketing partners and distributors. These deployment agreements with television service providers usually provide for some or all of the following deliverables: software engineering services, solution integration services, hosting of the TiVo service, maintenance, and support. In general, these contracts are long-term and complex and often rely on the timely performance of such television service provider's third-party vendors that are outside TiVo's control. The engineering services and technology we agree to provide and/or develop may be essential to the functionality of the licensed software and delivered product or such software may involve significant customization and modification for each customer. We have experienced or may experience delays in delivery with television service providers including, for example, Com Hem and Virgin, as well as significant increases in expected costs of development and performance in certain instances in the past. Additional delays could lead to additional costs and adverse accounting treatments forcing us to recognize costs earlier than expected. If we are unable to deliver the contracted for technology, including specified customizations and modifications, and services in a timely manner or at all, then we could face penalties in the form of unreimbursed engineering development work, loss of subscriber or minimum financial commitments on the part of our partners or in extreme cases the early termination of such distribution agreements. In any such case our business would be harmed.
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
Many of our current deployment arrangements with television service providers require us to incur significant upfront development, set-up and integration engineering expenses for which we are in total or in part compensated through future service fees received after a solution is launched. If we are required to incur such upfront development and integration costs in excess of any development revenues and we are reasonably assured that these excess upfront development costs are recoverable, we will defer such cost. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. The assessment of recoverability is highly dependent on our estimates of engineering and operating costs related to the project. For operators for which we are not hosting the TiVo service (generally outside North America), we would recognize them on a zero margin basis and then start recognizing service revenues (and related margin) only after the initial project-specific development costs are fully recovered. For operators for which we are hosting the TiVo service (generally in North America), we would recognize these deferred integration costs on a straight-line basis after the solution is launched, while at the same time recognizing service revenues (and related margin). As of January 31, 2016, we had approximately $16.2 million in such project-specific deferred costs. As a consequence, it may either be a significant period of time after a solution launches and after we are adding new subscriptions from such deployment arrangement before we experience a corresponding impact on our service revenues (and related margins) from such a deployment arrangement or our overall profitability will be reduced by continued recognition of integration cost. If we fail to properly estimate, manage, and perform these development and engineering services and otherwise comply with the terms of these deployment arrangements, we could incur additional unexpected expenses and losses in connection with these arrangements.
In the event of an early termination of these arrangements with our television service provider customers, we would be forced to recognize any deferred development costs which we have incurred but not recognized without corresponding revenues from development or subscription fees, and in such an event we would be forced to incur unexpected losses. From time to time during development and integration for our television service provider customers, we or our customers may request to revise certain terms of our contracts or statements of work to modify the deliverables required or to otherwise address circumstances and technological requirements not anticipated by the parties when the contract or statement of work was originally agreed upon. Additionally, from time to time, we have experienced delays and may in the future experience delays in our development work with our television service provider customers, which may cause us to modify the terms of those arrangements. If we were to fail in modifying the terms of these arrangements to the satisfaction of both parties and the arrangements were unexpectedly terminated early, we would have to recognize immediately any associated deferred costs that may no longer be deemed recoverable. In such an event that we would have to recognize early such deferred development and integration costs, we would be required to do so without any corresponding revenue in which case we would incur unexpected losses which would harm our business.
We face risks from the consolidation or change of control of television service providers both in the U.S. and internationally. We have marketing and distribution agreements with a number of different television service providers for the licensing and distribution of our technology, products, and services. To the extent our existing television service providers merge or are acquired by other television service providers, we risk losing an existing customer whose new owner may have an existing relationship with a competitor or an existing relationship with us on more favorable terms, or we risk the loss of a potential customer who otherwise may have been interested in our products and services but whose new owner may not. We may also experience delays in adoption of our products or services due to a change in control of such television service providers. In the past year, Vodafone acquired our customer Ono and AT&T acquired our customer DIRECTV. In the event of such consolidation in the television industry, our business could be harmed by the loss of existing or potential future customers opportunities.
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
We believe that the principal competitive factors in the DVR and advanced television solutions market are brand recognition and awareness, functionality, ease of use, mobility, personalization, content availability, and pricing. We currently see two primary categories of DVR competitors and advanced television solutions competitors: DVRs and advanced television solutions (e.g. VOD, TVE ("TV Everywhere"), and OTT capabilities) offered by telecommunications, cable and satellite operators and DVRs and other advanced television solutions (e.g. VOD based services on set-top boxes or other consumer electronic devices (TV, BluRay player, tablets, streaming boxes, etc.) which stream content remotely) offered by consumer electronics and software companies. To the extent consumer preferences for the consumption of video evolve to favor advanced television solutions that stream video (such as VOD, TV Everywhere (the delivery of linear TV channels and video via website and mobile and tablet apps), and OTT services (such as Netflix, Amazon Instant Video, Sling TV, and other services) to devices other than the TV rather than record TV on a DVR, consumers may be less likely to purchase our products and services and our business could be harmed.
Our revenues depend both upon our ability to successfully negotiate agreements with service provider customers and, in turn, upon our customers' successful commercialization of our licensed products and technology. We face competition from companies such as Ericsson (Mediaroom), Arris, Cisco/NDS, and Rovi. Such companies may offer more economically attractive agreements to service providers and manufacturers of DVRs. We also face competition from solutions that MSOs may internally develop such as the Comcast X1, DISH Hopper, and DIRECTV Genie.
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
We also expect to compete with digital cable, satellite, and telecommunications services that provide consumers with DVR and VOD-based services via a broadband connection on an on-demand basis. We are aware of at least two U.S. cable operators, Cablevision, Inc. and Comcast, as well as a number of international television operators, which have deployed server-based DVR technology. To the extent that cable, satellite, or telecommunication operators offer regular television programming with DVR services as part of their server-based VOD offerings or offer linear television programming in other VOD-based broadband delivered services, consumers would have an alternate means of watching time-shifted shows besides physical DVRs. In such an event, competitors would be able to deploy competing DVR services or equivalent VOD-based viewing services (such as the increasing TV Everywhere services from most pay TV) without the expense of deploying DVR hardware in consumer homes. Such an event would impair our ability to compete in a cost-effective manner with these television providers as well as attract and retain customers, in which case, our business, financial condition, and results of operations would be harmed.
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
To remain competitive, we must continue to innovate and develop new features and products and make our customers aware of the benefits of our video products. DVR products and services and consumer video technology generally are a continually evolving . Retailers, consumers, and potential partners may perceive little or no benefit from DVR products and services in the evolving consumer electronics world. Many consumers are not aware of the benefits of our video products, including our DVR and non-DVR products, such as the ability to seamlessly integrate linear and broadband/VOD-based video, time-shifting of linear television, fast forward through advertisements/commercials, transfer of recorded programs to portable devices, and access to web based and broadband delivered content not available through traditional cable and satellite operators, and therefore may not value the benefits of the TiVo service and products. We will need to continue to devote a substantial amount of time and resources to educate consumers and promote our products in order to increase our subscriptions. We cannot be sure that a broad base of consumers will ultimately subscribe to the TiVo service or purchase the products that enable the TiVo service.
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
We offer a product lifetime subscription option to the TiVo service that commits us to provide the TiVo service for as long as the DVR is in service. We receive product lifetime subscription fees for the TiVo service in advance and amortize these fees as subscription revenue over 66 months for product lifetime subscriptions which is our current estimate of the service life of the DVR. If these product lifetime subscriptions use the DVR for longer than anticipated, we will incur costs such as telecommunications and customer support costs without a corresponding subscription revenue stream and therefore will be required to fund ongoing costs of service from other sources, such as advertising revenue. Additionally, if these product lifetime subscriptions use the DVR for longer than the period in which we recognize revenue, our average revenue per subscription ("ARPU") for our TiVo-Owned subscriptions will be negatively impacted as we continue to count these customers as subscriptions without corresponding subscription revenue thus lowering our average revenues across our TiVo-Owned subscription base. As of January 31, 2016, we had approximately 153,000 product lifetime subscriptions that had exceeded the 66 month period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six-month period. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of higher churn, increased competition, and compatibility of our existing TiVo units with high-definition programming. Future results will allow us to determine if our useful life is shorter or longer than currently estimated, in which case we may revise the estimated life and we would recognize revenues from this source over a shorter or longer period.
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
We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
We have undertaken recent restructuring efforts to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
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
Although we have not been the subject of such actions to date, a past competitor's DVRs were the subject of several copyright infringement lawsuits by a number of major entertainment companies, including the major television networks. These lawsuits alleged that the competitor's DVRs violate copyright laws by allowing users to skip commercials, delete recordings only when instructed and use the Internet to send recorded materials to other users. TiVo-enabled DVRs have some similar features, including the ability to fast-forward as well as skip (in certain newer models) through commercials, the ability to speed up the play back of recordings (in certain newer models), the ability to delete recordings only when instructed and the ability to transfer recordings from a TiVo-enabled DVR to a personal computer and/or portable media devices. Based on market or consumer pressures, we may decide in the future to add additional features that may be objectionable to entertainment companies. If similar actions are filed against us based on current or future features of our DVRs and non-DVR products, entertainment companies may seek injunctions to prevent us from including these features and/or damages. Such litigation can be costly, even if we prevail in the litigation, and may divert the efforts of our management. Furthermore, if we were ordered to remove features from our DVRs or other products, we may experience increased difficulty in marketing the TiVo service and related TiVo products and may suffer reduced revenues as a result.
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
In addition, we face the following risks in relying on these third-parties:
If our manufacturing relationships are not successful, we may be unable to satisfy demand for our products and services. We manufacture DVRs and non-DVRs that enable the TiVo service through a third-party contract manufacturer, Flextronics. Delays, product shortages, and other problems could impair our distribution and brand image and make it difficult for us to attract subscriptions and service our Pay-TV Operator customers. In addition, as we are dependent on Flextronics as our sole third-party contract manufacturer, the loss of this manufacturer would require us to identify and contract with alternative sources of manufacturing, which we may be unable to do or which could prove time-consuming and expensive.
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
Gracenote (formerly known as Tribune Media Services, Inc.) is the sole supplier of the program guide data for the TiVo service. Gracenote, is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Gracenote originally became effective on May 14, 2007 and had an initial term of five years which TiVo has renewed for four additional years, and will expire on May 14, 2016. If we are unable to renew our agreement with Gracenote on terms acceptable to TiVo, our business could be harmed. The agreement provides each party with a termination right if the other party becomes controlled by certain third parties. If Gracenote breaches its obligation to provide us with data, rejects the agreement or otherwise fails to perform its obligations under our agreement, we would be unable to provide certain aspects of the TiVo service to our customers until we are able to incorporate an alternate source of guide data. We currently do not use any alternative television guide data nor have a license to use any alternative guide data. If we were forced to seek an alternative provider of television guide data, there would be significant cost and delay involved in integrating such an alternative source of guide data should we do so in the future. Depending upon the amount of notice we receive of such a breach or rejection of our agreement or notice that we will be unable to renew our agreement by the time it expires, and the amount of development work required by us to incorporate an alternate source of guide data, we may be subject to a period of time in which we are unable to provide the TiVo service to our customers and distribution partners. In such an event, our business would be harmed.
If our arrangements with Broadcom or Gracenote or with our third-party contract manufacturer or other suppliers of critical third party components or technologies were to terminate or expire without a replacement arrangement in place, or if we or our manufacturers were unable to obtain sufficient quantities of these components, technologies, or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.
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
Should any of the above events occur, we could be subject to significant claims for liability from our customers, and regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.
Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third-parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These new requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of our products and the numerous components that go into our products. For instance, a number of our key components in our products are supplied from a single source, and finding alternatives components that would be conflict mineral free in some cases could be expensive and cause delays in our ability to manufacture our products and meet customer demand. In addition, we have and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through our due diligence procedures, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
We have from time-to-time outsourced engineering work related to the design, development, and manufacturing of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to in the future work, with companies located in jurisdictions outside of the United States, including, but not limited to, Romania, India, Ukraine, the United Kingdom, and Mexico. We have limited experience in the outsourcing of engineering, manufacturing, and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering, manufacturing and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents, trademarks, trade secrets, and copyrights. We could also be subjected to increased regulatory and other scrutiny related to export control restrictions which could impede or prevent us from working with international partners. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient or delayed engineering services or poor work product. As a result our business would be harmed, including our financial results, reputation, and brand.
Product defects, system failures, or interruptions to the TiVo service may have a negative impact on our revenues, damage our reputation and decrease our ability to attract new customers as well as remain in contractual compliance with our existing MSO customers.
 Our ability to provide uninterrupted service and high quality customer support depends on the efficient and uninterrupted operation of our computer and communications systems. Our computer hardware and other operating systems for the TiVo service are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct. Our ability to provide uninterrupted service may also be impacted by internal system errors, bugs, and software deployment issues which may cause us to not meet our obligations to MSO customers. These types of interruptions in the TiVo service may reduce our revenues and profits, including possibly resulting in termination of existing MSO customer contracts. We currently house the server hardware that delivers the TiVo service at only one location; however, in the event that location became unavailable, we do have a backup facility capable of delivering the TiVo service. Our business also will be harmed if consumers or our MSO customers believe our service is unreliable. In addition to placing increased burdens on our engineering staff, service outages create a high volume of customer questions and complaints that must be responded to by our customer support personnel. Any frequent or persistent system failures could irreparably damage our reputation and brand and possibly trigger requests for refunds on subscription fees and hardware purchases and possible consumer litigation.
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
Our long-term success will depend on securing additional revenue from such areas as:
•licensing;
•advertising;
•hardware sales
•data analytics, such as audience research data; and
•electronic commerce.
In order to derive substantial revenues from these activities, we will need to attract and retain a large and growing base of subscriptions to the TiVo service. We also will need to work closely with television advertisers, cable, satellite, and telecommunications network operators, electronic commerce companies, and consumer electronics manufacturers to develop products and services in these areas. We may not be able to work effectively with these parties to develop products that generate revenues that are sufficient to justify their costs. We also may be unable to work with, or to continue working with, these parties to distribute video and collect and distribute data or other information to provide these product or services. In addition, we are currently obligated to share a portion of these revenues with several of our strategic partners in exchange for access to certain technologies or services, such as certain cable operator VOD catalogs. Any inability to attract and retain a large and growing group of subscriptions or inability to attract new strategic partners or maintain and extend our relationships with our current strategic partners would seriously harm our ability to support new services and develop new revenue streams.
 If we are unable to introduce new products or services, or if our new products and services are unsuccessful, our subscription base and revenues may suffer.
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
The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and sales channel development, and management of existing product inventories to reduce the cost associated with returns and slow moving inventory. As new products are introduced, we intend to monitor closely the inventory of products to be replaced, and to phase out their manufacture in a controlled manner. However, we cannot assure you that we will be able to execute product transitions in this manner or that product transitions will be executed without harming our operating results. Failure to develop products with required features and performance levels on a cost-effective basis or any delay in bringing a new product to market could significantly reduce our revenues and margins and harm our competitive position.
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
We have increasingly complex business arrangements, and the rules which govern revenue and expense recognition in our business are increasingly complex as well. To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and upcoming rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with our operational and financial systems and controls could adversely affect our relationships with our customers; cause harm to our reputation and brand; and result in errors in our financial and other reporting.
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting U.S. Generally Accepted Accounting Principles ("GAAP") is uncertain and volatile, and significant changes in current principles could affect our financial statements going forward.
The accounting rules and regulations that we must comply with are complex. Recent actions and public comments from the Securities Exchange Commission and the Financial Accounting Standards Board (the "FASB") have focused on the integrity of financial reporting generally. In addition, many companies' accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued a new accounting guidance on revenue recognition, Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), that becomes effective for us in the first quarter of fiscal year 2019. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our financial condition and results of operations. Regardless of the transition method, the application of this new guidance may result in exclusion of certain future licensing revenues from the statement of operations after the adoption date, which, despite no change in associated cash flows, could have a material adverse effect on our net income.
We have limited experience and face significant competition in providing service and operations internationally that are subject to different competitors, laws, regulations, and requirements than those in the United States and our inability to compete or comply with such laws, regulations, and requirements could harm our business, including our reputation and brand.
We have provided and expect to continue to provide the TiVo service in jurisdictions outside of the United States, such as the United Kingdom, Spain, Sweden, Mexico, Canada, Australia, and New Zealand. In 2015, we also acquired a Polish company Cubiware Sp. Z.o.o. which provides products and services globally including to customers in Africa, Middle East, Asia, Europe and Latin America. However, we have limited experience in international operations. There are risks inherent in doing business internationally, including privacy and other regulations that vary from country to country, exposure to conditions in the global financial markets, including the potential for further turmoil, economic volatility or global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, and potentially adverse tax developments. In addition, we face significant competition and technological challenges in competing with other consumer electronics manufacturers in these jurisdictions and in complying with international laws and technological standards such the various digital over-the-air standards like DVB-T. If we are unable to properly manage our international operations or comply with international laws, regulations, and requirements, we could suffer damage to our reputation, brand, revenues and results of operations, and as a result our business would be harmed. We have partnered, and expect to continue to partner, with local broadcasters, cable television operators, and satellite providers to provide the TiVo service internationally and to sell Cubiware and Digitalsmiths products and services. Transactions with international partners may never materialize or may not result in significant revenue for us and may result in significant costs.
Privacy concerns and laws, evolving regulation of television viewing behavior as well as cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our services and adversely affect our business.

Regulation related to the provision of services similar to what TiVo provides through the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information, including television viewing data. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, and negotiations to replace the U.S.-EU Safe Harbor framework with a new agreement between U.S. and EU regulators are ongoing, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for TiVo and its customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we sign new operator customers outside the U.S., any of which could harm our business.
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
We have acquired and expect to acquire other companies and businesses in the future. In February 2014, we acquired Digitalsmiths and in May 2015 we acquired Cubiware Sp. Z.o.o. Our future revenue growth and expansion of our business may rely on our successful integration of this and other acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:
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
We are subject to the Foreign Corrupt Practices Act (“FCPA”) and similar laws in other jurisdictions, and our failure to comply with such laws and regulations thereunder could result in penalties which could harm our reputation, business, and financial condition.
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
As of January 31, 2016, options to purchase a total of 4,546,811 shares and 5,167,216 unvested restricted stock awards and restricted stock units were outstanding under our option and equity incentive plans, and there were 6,332,232 shares available for future grants. We have filed registration statements with respect to the shares of common stock issuable under our option and equity incentive plans. In addition, there were potentially

14,267,047 shares to be issued upon conversion of our outstanding convertible senior notes maturing in 2016 ("4.0% Notes due 2016"). There were potentially 12,904,679 shares to be issued upon conversion of our outstanding convertible senior notes maturing in 2021 ("2.0% Notes due 2021"). There were potentially 12,904,679 shares to be issued upon conversion of common stock warrants which were issued in conjunction with the 2.0% Notes due 2021.
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
Increased leverage as a result of our convertible senior notes offering may harm our financial condition and results of operations.
In September 2014, we issued convertible senior notes with the aggregate principal amount of $230.0 million. Face value of our total convertible debt as of January 31, 2016 was approximately $362.5 million. The indentures governing the convertible senior notes do not restrict our ability to incur additional indebtedness.
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
Our corporate headquarters, which houses our administrative, sales and marketing, customer service, and product development activities, is located in San Jose, California, under a lease that expires on January 31, 2017. Our corporate headquarters includes two buildings totaling 127,124 square feet of office space and an additional 37,145 square feet of office space as part of another building. We have a total of 164,269 square feet of office space in San Jose. We believe that our corporate facilities will be adequate to meet our office space needs for the next year as we currently utilize approximately 93% of our total office space. Our current facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition. We also have operating leases for engineering, sales and administrative office space in New York City, New York; Denver, Colorado; Durham, North Carolina; and Warsaw, Poland.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment, and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor with respect to the first two matters listed below, can the amount of possible loss or range of loss, if any, be reasonably estimated.
On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The complaint claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the Company’s patents. The Company’s complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying the Company’s allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against the Company. In its amended answer, Samsung counterclaims that the Company infringes Samsung’s patents by making and selling TiVo DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that the Company’s infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a scheduling order, setting jury selection for March 6, 2017. The Company expects to incur material expenses in connection with this matter.

On November 24, 2015, Dolby Laboratories Licensing Corporation & Dolby International AB (“Dolby”) formally notified TiVo that TiVo was in material breach of certain provisions in license agreements with Dolby and that TiVo had 30 days to cure the breaches or Dolby would terminate those license agreements. Dolby alleged that TiVo owes Dolby approximately $1.7 million in connection with TiVo’s alleged failure to properly report and pay royalties for sales of certain TiVo hardware and software products, including accrued interest. Dolby further alleged that TiVo owed Dolby approximately $8.7 million in connection with certain third-party hardware products that run TiVo software. TiVo notified Dolby that it does not agree with the results of its audit nor with its assertions that TiVo’s activities in connection with third-party hardware products in any way breach any of TiVo’s license agreements with Dolby. In late December 2015, in the interest of avoiding termination of those license agreements, TiVo tendered the $1.7 million sum, subject to a reservation of rights. On February 18, 2016, Dolby served a further notice of material breach in which Dolby asserted TiVo continues to be in material breach of the same provisions of Dolby's license agreements with TiVo that Dolby previously notified TiVo in November 2015. TiVo intends to defend against these assertions vigorously; however, TiVo may incur material legal expenses and higher royalty costs if this contractual dispute results in litigation and in the event there is an adverse outcome, TiVo’s business could be harmed. No loss is considered probable at this time and TiVo estimates that the range of possible loss could be between $0 and $8.7 million (plus accrued interest) at this time.
On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo in July 2012) in the United States District Court for the Southern District of New York alleging non-infringement of United States Patent No. 7,729,940 entitled “Analyzing Return on Investment of Advertising Campaigns by Matching Multiple Data Sources” (the “940 Patent”) and its affiliate Cavendish Square Holding B.V. brought a claim for breach of contract of a Voting Agreement. On June 6, 2012 TiVo Research filed an amended answer and counterclaims alleging affirmative defenses and counterclaims alleging infringement by Kantar of the 940 Patent as well as United States Patent No. 8,000,993 entitled “Using Consumer Purchase Behavior For Television Targeting” (the “993 Patent”) and United States Patent No. 8,112,301 with the same title at the 993 Patent. TiVo Research also asserted counterclaims for aiding and abetting breach of fiduciary duty, misappropriation of trade secrets, and breach of contract. TiVo Research is seeking damages and injunctive relief, as well as other remedies. The defendants deny TiVo Research’s allegations. With respect to the claims alleging patent infringement by Kantar, on February 22, 2016, the District Court entered an order granting Kantar's motion for summary judgment of invalidity under Section 101 as to each of TiVo Research's asserted patent claims. Trial on TiVo Research’s non-patent claims remains scheduled for May 23, 2016.

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
The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the Nasdaq Global Market, on any trading day during the respective period:

Fiscal Year 2016	High	Low
Fourth Quarter ended January 31, 2016	$9.87	$7.48
Third Quarter ended October 31, 2015	$10.05	$8.35
Second Quarter ended July 31, 2015	$11.29	$9.72
First Quarter ended April 30, 2015	$11.92	$10.35
Fiscal Year 2015	High	Low
Fourth Quarter ended January 31, 2015	$13.30	$10.27
Third Quarter ended October 31, 2014	$14.29	$11.56
Second Quarter ended July 31, 2014	$13.95	$11.47
First Quarter ended April 30, 2014	$13.80	$11.31
Holders of Record
As of March 11, 2016, we had 986 stockholders of record. The closing price of our common stock on March 11, 2016 was $7.77 per share.
Dividend Policy
We paid no cash dividends during the fiscal years ended January 31, 2016 and 2015 and we have no current plans to pay a cash dividend in the future although we will continue to evaluate our dividend policy going forward.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
November 1, through November 30, 2015	27,135	(1)	$8.99	—	$243,875,183
December 1, through December 31, 2015	21,518	(2)	$8.64	—	$243,875,183
January 1, through January 31, 2016	4,368	(3)	$8.30	—	$243,875,183
(1) During the month of November 2015 TiVo acquired 27,135 shares at a weighted average price of $8.99 from employees upon the vesting of restricted stock.
(2) During the month of December 2014 TiVo acquired 21,518 shares at a weighted average price of $8.64 from employees upon the vesting of restricted stock.
(3) During the month of January 2015 TiVo acquired 4,368 shares at a weighted average price of $8.30 from employees upon the vesting of restricted stock.

TiVo will continue to reacquire shares of stock from employees as their restricted stock grants vest.
Share Repurchases. During the three past fiscal years ending January 31, 2016, we have purchased a total of 37,923,940 shares of our common stock for an aggregate purchase price of $466.6 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of 12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.
Stock Performance Graph
The following table and graph compares the cumulative total stockholder returns for our common stock, the NASDAQ Composite index and the Research Data Group (“RDG”) Technology Composite index over the last five fiscal years. The graph and table assume an investment of $100 in TiVo and in each index on January 31, 2011, and that dividends, if any were reinvested. The graph and table depict the change in value of TiVo in relation to the indices as of January 31st of each subsequent year (and not for any interim or other period). The stock performance shown on the graph and table below is not necessarily indicative of future price performance.
* $100 invested on 1/31/2011 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

	January 31,
	2011	2012	2013	2014	2015	2016
TiVo Inc.	100.00	107.29	137.95	128.13	108.17	82.52
NASDAQ Composite	100.00	105.66	119.44	159.71	181.15	180.76
RDG Technology Composite	100.00	104.27	113.41	143.92	164.26	163.83

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of and for the fiscal years ended January 31, 2016, 2015, 2014, 2013, and 2012, respectively are presented below. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
The data set forth below (in thousands, except share and per share data) should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

	Fiscal Year Ended January 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data and share amounts)
Consolidated Statements of Operations Data:
Revenues
Service and software revenues	$175,178	$150,007	$138,835	$133,725	$131,341
Technology revenues	220,894	202,353	165,630	101,592	58,945
Hardware revenues	93,540	99,119	101,788	68,591	47,893
Net revenues	489,612	451,479	406,253	303,908	238,179
Cost and Expenses
Cost of service and software revenues	65,536	59,607	49,042	40,107	35,865
Cost of technology revenues	33,426	22,690	25,673	23,175	23,056
Cost of hardware revenues	97,587	95,505	96,633	78,183	59,439
Research and development	107,760	102,209	106,917	115,103	110,367
Sales and marketing	46,705	42,053	39,003	30,353	26,388
Sales and marketing, subscription acquisition costs	11,629	8,906	12,521	8,660	7,392
General and administrative	59,787	59,482	77,311	87,075	96,502
Litigation proceeds	—	—	(108,102)	(78,441)	(230,160)
Transition and restructuring	12,820	—	—	—	—
Income (loss) from operations	54,362	61,027	107,255	(307)	109,330
Interest income	4,168	4,147	4,727	3,951	5,672
Interest expense and other income (expense)	(20,512)	(11,961)	(8,077)	(7,872)	(12,034)
Income (loss) before income taxes	38,018	53,213	103,905	(4,228)	102,968
Benefit from (provision for) income taxes	(16,321)	(22,381)	167,911	(1,036)	(807)
Net income (loss)	$21,697	$30,832	$271,816	$(5,264)	$102,161

Net income (loss) per common share
Basic	$0.23	$0.29	$2.29	$(0.04)	$0.88
Diluted	$0.23	$0.28	$1.99	$(0.04)	$0.80

Income (loss) for purposes of computing net income (loss) per share:
Basic	$21,697	$30,832	$271,816	$(5,264)	$102,161
Diluted	$21,697	$35,837	$276,825	$(5,264)	$109,140

Weighted average common and common equivalent shares:
Basic	92,763,835	106,799,817	118,445,466	119,411,727	116,592,943
Diluted	95,873,814	126,779,467	138,801,463	119,411,727	136,255,424

	As of January 31,
	2016	2015	2014	2013	2012

Consolidated Balance Sheets Data:
Cash and cash equivalents	159,392	178,217	253,713	157,104	169,555
Short-term investments	486,677	564,744	748,759	470,136	449,244
Total assets	1,093,877	1,177,521	1,301,791	763,653	719,810
Long-term portion of deferred revenues	179,133	255,816	331,534	71,823	81,336
Convertible senior notes	318,862	352,562	172,500	172,500	172,500
Total stockholders' equity	344,919	309,313	549,085	340,764	313,027

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the consolidated financial statements and the accompanying notes included in this annual report and the section entitled “Risk Factors” in Item 1A, as well as other cautionary statements and risks described elsewhere in this report before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing, and recording, creating the ultimate viewing experience on televisions, tablets, smartphones, and other devices. As of January 31, 2016, there were over 6.8 million subscriptions to the TiVo service through our TiVo-Owned and Pay-TV Operator businesses.
The footprint of our over 70 Pay-TV Operator customers deploying our traditional TiVo as well as Cubiware and Digitalsmiths products and services now reaches 90 million homes across more than 25 countries. We generate service revenues, hardware revenues (in some instances), and technology revenues, by providing the traditional TiVo service through agreements with leading satellite and cable television service providers and broadcasters. Through our subsidiary, Cubiware Sp. Z.o.o. ("Cubiware"), which we acquired in May 2015, we offer a compelling, cost effective solution for Pay-TV Operators in developing and emerging markets around the world. Through our subsidiary Digitalsmiths Corporation, we provide one of the Pay-TV industry's most broadly adopted cloud-based search and recommendation services.
In our TiVo-Owned business, we generate revenue through both recurring and upfront service fees through sale of TiVo service subscriptions to consumers and through the sale of TiVo devices by third-party retailers and through our on-line store at TiVo.com. We are focused on developing next-generation products beyond our current offerings that will bolster our position in an evolving consumer video landscape.
Through our subsidiary TiVo Research and Analytics, Inc., we also generate revenues through the sale of cross-platform audience research data by providing innovative data analytics solutions for the television industry.
We have also engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments of approximately $1.6 billion from intellectual property litigation.
We are focused on enhancing long term shareholder value, and will continue to evaluate opportunities to grow our business organically and/or through acquisitions. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, we repurchased 4.0% Notes due

2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million as of January 31, 2016.
Executive Overview
Fiscal year 2017
In the fiscal year ending January 31, 2017, we plan to continue to be focused on our efforts to build leading next-generation video products, enter into new distribution agreements, engage in development work for existing distribution customers, and continue deployment activities for our existing distribution customers. Additionally, we have been and plan to continue to actively protect our intellectual property. We will continue to focus on the following priorities:
•We expect to further grow our Pay-TV subscription base during the fiscal year ending January 31, 2017 through our Pay-TV Operator relationships both in the U.S. and internationally. We expect this growth to come from both distribution with new operators as well as distribution of incremental products such as our non-DVR products that are intended to drive deeper relationships with current Pay-TV Operator customers.
•In addition to our traditional TiVo product we provide to our Pay-TV Operators, we expect to see revenue and volume growth from Digitalsmiths and Cubiware, which provide products and services to Pay-TV Operators as well. Digitalsmiths currently has business relationships with seven of the top ten U.S. Pay-TV Operators as well as various consumer electronics manufacturers and content providers. Cubiware sells its cost-effective video solutions in developing and emerging Pay-TV markets globally.
•At the same time, we plan to manage our traditional TiVo-Owned consumer business with an increased focus on profitability. This includes pricing the existing products in a way that optimizes for margin contribution, rather than growth in new subscriptions. Further, we plan to develop and launch a new class of consumer products beyond our current offering.
•We believe giving Pay-TV Operators a choice of hardware platforms is critical to attracting new Pay-TV Operator customers as well as driving increased penetration in our current Pay-TV Operator customer base to increase our Pay-TV Operator service revenues in the long term. As a result, we expect hardware revenues from these Pay-TV Operators and the associated margins to substantially decline in the future as our U.S. Pay-TV Operator customers transition to third-party hardware from Arris and others which can support our TiVo service. Although we lose hardware margin in the short-term from decreased hardware sales, we believe we gain additional customers in our Pay-TV Operator business that may not otherwise be willing to license the TiVo service.
•We believe that our investment in research and development is critical to remaining competitive and being a leader in next-generation video solutions. However, while we expect our annual research and development spending in fiscal year 2017 to continue to be significant, we expect it to be at lower levels than the fiscal year ended January 31, 2016 as we implement a number of targeted cost saving measures and organizational enhancements. In fiscal year 2017, we expect to continue to launch and pursue new product developments including enhanced cloud-based services such as network DVR, a more personalized user experience, expanded mobile applications, new consumer offerings, data analytics, and a variety of back-office enhancements to increase our operational capacity to handle more operator deployments.
•We expect to continue our development efforts under our existing Pay-TV deployment arrangements. As part of these arrangements, we anticipate receiving some payments upfront and a portion over time that is a recoupment of costs to develop or implement. As such, to the extent that our development costs exceed upfront development or implementation fees from such arrangements, but the recovery of such development costs through future service fees from these Pay-TV Operators is reasonably assured, we will defer such development costs and start expensing them in our Statement of Operations later upon deployment with the Pay-TV Operator.
Key Business Metrics
Management periodically reviews certain key business metrics in order to evaluate our operations, allocate resources, and drive financial performance in our business. Management monitors these metrics together and not individually as it does not make business decisions based upon any single metric.

Subscriptions. Management reviews the number of subscriptions and households, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the twelve months ended January 31, 2016, 2015, and 2014, respectively. The TiVo-Owned Subscriptions lines refer to subscriptions sold directly or indirectly by TiVo to end-users who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscriptions lines refer to subscriptions sold to end-users by MSOs such as Cogeco, Com Hem, Mediacom, Vodafone Spain ("ONO"), RCN, Suddenlink, and Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average monthly subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active product lifetime subscriptions, and percent of TiVo-Owned Subscriptions for which end-users pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Fiscal Year Ended January 31,
(Subscriptions in thousands)	2016	2015	2014
TiVo-Owned Subscription Gross Additions:	188	154	126
Subscription Net Additions/(Losses):
TiVo-Owned	27	(22)	(63)
MSOs	1,305	1,285	1,123
Total Subscription Net Additions/(Losses)	1,332	1,263	1,060
Cumulative Subscriptions:
TiVo-Owned	971	944	966
MSOs	5,833	4,528	3,243
Total Cumulative Subscriptions	6,804	5,472	4,209
Average Subscriptions:
TiVo-Owned Average Subscriptions	949	943	987
MSO Average Subscriptions	5,147	3,888	2,656
Total Average Subscriptions:	6,096	4,831	3,643
Total MSO Households	4,837	3,889	2,912
MSO Average Households	4,330	3,403	2,436
Fully Amortized Active Lifetime Subscriptions	153	149	165
% of TiVo-Owned Cumulative subscriptions paying recurring fees	43%	46%	50%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) an end-user has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single MSO Household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (referred to as product lifetime subscriptions here and sold commercially as All-in subscriptions). Beginning in October 2014, each TiVo Mini device sale includes a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 16% and 9% of cumulative TiVo-Owned Subscriptions as of January 31, 2016 and 2015, respectively. Increasing sales of TiVo Minis have helped slow declines, and in some quarters, led to increases in our cumulative TiVo-Owned Subscriptions as well as increased the number of subscriptions (devices) per TiVo-Owned household.  This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. The 22% increase in gross additions of TiVo-Owned Subscriptions in fiscal year 2016 as compared to fiscal year 2015 led to a net addition of TiVo-Owned Subscriptions, which was driven primarily on changes in our whole-home pricing related to the bundling of product lifetime subscriptions with each TiVo Mini device sold, sales of our TiVo OTA ("over-the-air") product, and the launch of our latest innovation the TiVo BOLTTM product. Subscriptions do not include soft-clients (i.e. mobile applications or web portal) or TiVo Stream users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact with the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.

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
We calculate average subscriptions for the period by adding the average subscriptions for each month and dividing by the number of months in the period. We calculate the average subscriptions for each month by adding the beginning and ending subscriptions for the month and dividing by two. We calculate Average MSO Households for the period by adding the average households for each month and dividing by the number of months in the period. We calculate the average households for each month by adding the beginning and ending households for the month and dividing by two. We are not aware of any uniform standards for defining subscriptions or households and caution that our presentation may not be consistent with that of other companies. Additionally, the fees that our MSOs pay us are typically based upon a specific contractual definition of a subscriber, subscription, household or a TiVo-enabled device which may not be consistent with how we define a subscription or household for our reporting purposes nor be representative of how such fees are calculated and paid to us by our MSOs. Our MSO Subscription and MSO Household data is dependent in part on reporting from our third-party MSO partners.
TiVo-Owned subscriptions increased by 27,000 subscriptions during the fiscal year ended January 31, 2016, as compared to a decrease of 22,000 in the same prior year period. The improvement in net TiVo-Owned subscriptions of 49,000 subscriptions was largely related to 22% growth in gross subscription additions versus fiscal year 2015. The TiVo-Owned installed subscription base increased to 971,000 as of January 31, 2016 as compared to 944,000 as of January 31, 2015. We believe the year over year improvement in total TiVo-Owned subscriptions was primarily due to our whole home pricing strategy with respect to the sales of TiVo Mini as well as the launch of the TiVo BOLT combined with a lower churn rate.
For the fiscal year ended January 31, 2016 our MSO installed subscription base increased by 1.3 million subscriptions to approximately 5.8 million subscriptions. The increase in cumulative MSO Subscriptions of approximately 1.3 million subscriptions from January 31, 2015 was due to subscription growth from a variety of partners including Cogeco, Com Hem, Mediacom, ONO, RCN, Suddenlink, Virgin, and others. This subscription growth is well balanced among both international and domestic MSO partners. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
TiVo-Owned subscriptions declined by 22,000 subscriptions during the fiscal year ended January 31, 2015, as compared to a decrease of 63,000 in the same prior year period. This improvement was driven by increased TiVo-Owned subscriptions gross additions combined with decreased churn rate as a greater portion of our TiVo-Owned subscription base has transitioned to our newer hardware models which have lower churn rate. TiVo-Owned installed subscription base was approximately 0.9 million subscriptions as of January 31, 2015, which was relatively flat as compared to the same prior year period.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
TiVo-Owned subscription cancellations	(161)	(176)	(189)
Average TiVo-Owned subscriptions	949	943	987
Annual Churn Rate	(17.0)%	(18.7)%	(19.1)%
Number of Months	12	12	12
TiVo-Owned Churn Rate per month	(1.4)%	(1.6)%	(1.6)%
TiVo-Owned Churn Rate per month decreased to (1.4)% for the fiscal year ended January 31, 2016 as compared to prior years rates of (1.6)%. The decrease in churn for the fiscal year 2016 was largely due to standard-definition boxes becoming a smaller portion of our subscription base as well as a decrease in the total number of cancellations. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
Subscription Acquisition Cost or SAC. Management reviews this metric, and believes it may be useful to investors, in order to evaluate trends in the efficiency of our marketing programs and subscription acquisition strategies. We define SAC as our total TiVo-Owned acquisition costs for a given period divided by TiVo-Owned Subscription gross additions for the same period. We define total acquisition costs as sales and marketing, subscription acquisition costs less net TiVo-Owned related hardware revenues (defined as TiVo-Owned related gross hardware revenues less revenue share and market development funds paid to retailers) plus TiVo-Owned related cost of hardware revenues. The sales and marketing, subscription acquisition costs line item includes advertising expenses and promotion-related expenses directly related to subscription acquisition activities, but does not include expenses related to advertising sales. We do not include third-parties’ subscription gross additions, such as MSOs' gross additions with TiVo subscriptions, in our calculation of SAC because we typically incur limited or no acquisition costs for these new subscriptions, and so we also do not include MSOs’ sales and marketing, subscription acquisition costs, hardware revenues, or cost of hardware revenues in our calculation of TiVo-Owned SAC. We are not aware of any uniform standards for calculating total acquisition costs or SAC and caution that our presentation may not be consistent with that of other companies.

	Fiscal Year Ended January 31,
Subscription Acquisition Costs	2016	2015	2014
	(In thousands, except SAC)
Sales and marketing, subscription acquisition costs	$11,629	$8,906	$12,521
Hardware revenues	(93,540)	(99,119)	(101,788)
Less: MSOs related hardware revenues	72,266	75,594	74,498
Cost of hardware revenues	97,587	95,505	96,633
Less: MSOs related cost of hardware revenues	(59,047)	(58,214)	(56,643)
Total Acquisition Costs	$28,895	$22,672	$25,221
TiVo-Owned Subscription Gross Additions	188	154	126
Subscription Acquisition Costs (SAC)	$154	$147	$200
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

During the twelve months ended January 31, 2016, our total acquisition costs were $28.9 million, which was a $6.2 million increase as compared to the same prior year period. This increase was primarily due to increased sales and marketing, subscription acquisition costs of $2.7 million. The increase in sales and marketing, subscription acquisition costs was the result of significant advertising activities in the current year period which included the initial launch of BOLT that was not present in the prior period. Also contributing to the increased total acquisition costs was an increase in cost of hardware revenues as a result of a change in sales mix, wherein a larger portion of our hardware sales was of DVR units which have higher costs. SAC increased by $7 for the twelve months ended January 31, 2016 as compared to the same prior year period as a result of the increase in total acquisition costs as compared to the same prior year period.
During the twelve months ended January 31, 2015, our total acquisition costs were $22.7 million, which was a $2.6 million decrease as compared to the same prior year period. This decrease was primarily due to decreased sales and marketing, subscription acquisition costs of $3.6 million. The decrease in sales and marketing subscription acquisition costs was the result of significant promotions in the fiscal year ended January 31, 2014 which included the initial launch of Roamio that was not present in the fiscal year ended January 31, 2015. Partially offsetting the decreased sales and marketing, subscription acquisition costs was a decrease in the hardware gross margins which is a result of changes in the pricing of our TiVo Mini product and the introduction of our TiVo Roamio OTA product. SAC decreased by $53 for the twelve months ended January 31, 2015 as compared to the same prior year period as a result of the increase in subscription gross additions and the decrease in sales and marketing, subscription acquisition costs as compared to the same prior year period.
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
We calculate TiVo-Owned service revenues by subtracting MSOs'-related service revenues and Media services and other service and software revenues (include Advertising, Research, Cubiware revenues, and Digitalsmiths revenues), from our total reported net Service and Software revenues. The table below provides a more detailed breakdown of our Service and Software revenues, and reconciles to our total Service and Software revenues in our Statement of Operations as reported (or previously reported):

	Fiscal Year Ended January 31,
Service and Software Revenues	2016	2015	2014
	(In thousands)
TiVo-Owned-related service revenues	$82,568	$88,249	$94,837
MSOs'-related service revenues	66,129	44,516	33,066
Media services and other service and software revenues	26,481	17,242	10,932
Total Service and Software Revenues	$175,178	$150,007	$138,835
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Fiscal Year Ended January 31,
TiVo-Owned Average Revenue per Subscription	2016	2015	2014
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$82,568	$88,249	$94,837
Average TiVo-Owned revenues per month	6,881	7,354	7,903
Average TiVo-Owned Subscriptions per month	949	943	987
TiVo-Owned ARPU per month	$7.25	$7.80	$8.01

The decrease in TiVo-Owned ARPU per month for the fiscal year ended January 31, 2016 as compared to the same prior year periods, was due primarily to TiVo Mini, which have much lower average revenues than DVRs, growing to 16% of our TiVo-Owned subscription base versus 9% in fiscal year 2015. We expect to continue to see further decreases in the future in TiVo-Owned ARPU to the extent the number of TiVo-Owned subscriptions that are from non-DVR devices, such as TiVo Mini which have lower service fees than for DVRs, remains at current levels or increases.
Critical Accounting Policies and Estimates
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
Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, the recognition period for product lifetime subscription revenues, deployment arrangements cost estimates, the valuation of inventory, estimates used in accounting for acquisitions such as the valuation of intangible assets, goodwill and contingent purchase consideration, and the valuation of deferred tax assets. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
We generate service revenues from fees for providing the TiVo service to consumers and operators and through the sale of advertising and audience research measurement services. We also generate revenues from standalone sales of licenses of Cubiware software, which are mostly one-time sales. We also generate technology revenues from licensing technology (Refer to Note 18. "Settlements" of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) and by providing engineering professional services. In addition, we generate hardware revenues from the sale of hardware products that enable the TiVo service. A substantial part of our revenues are derived from multiple element arrangements.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is probable, and there are no post-delivery obligations. Service revenue is generally recognized as the services are performed which generally is ratably over the term of the service period.
Multiple Element Arrangements
Our multiple deliverable revenue arrangements primarily consist of bundled sales of TiVo-enabled DVR and non-DVR STBs and TiVo service to consumers; arrangements with multiple system operators and broadcasters ("MSOs") which generally include delivery of software customization and set up services, training, post contract support ("PCS"), TiVo-enabled DVRs and non-DVR STBs and TiVo service; and bundled sales of advertising and audience research measurement services.

We allocate revenue to each element in a multiple-element arrangement based upon their relative selling price. We determine the selling price for each deliverable using VSOE of selling price or TPE of selling price, if it exists. If neither vendor specific object evidence ("VSOE") nor third-party evidence ("TPE") of selling price exists for a deliverable, we use our best estimated selling price ("BESP") for that deliverable. Any discounts offered by TiVo are allocated to each of the deliverables based upon their relative selling price. Revenue allocated to each element, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective element.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs or development costs exceed development revenues but the Company is reasonably assured that no loss will be incurred under the arrangement. Accordingly, the Company applies the following:
•Where no VSOE exists for undeliverable elements, the revenue is recognized on a zero margin up to the amount billable until the Company has established VSOE for undelivered elements or the Company has delivered all elements.
•Where there is a lack of reasonably dependable estimates, the revenue is recognized on a zero margin up to the amount billable until the Company has resolved the estimation uncertainty, after which the Company will recognize margin under the percentage of completion method.
•If the Company cannot be reasonably assured that no loss will be incurred under the arrangement, the Company will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Where development costs exceed billable development revenues provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, as the Company recognizes revenue from the MSO arrangement for services, an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Afterwards, any additional MSO service revenue is recognized as service revenue.
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
Software Revenues
Software revenues represent revenues from standalone sales of licenses of software and amounts allocated to software elements in multiple element arrangements. These sales are to operators or resellers which utilize Cubiware software in set-top boxes produced by the operator, reseller, or a third party. Revenues are recognized upon production of the set-top box in which the software is utilized, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectability is reasonably assured.
Recognition Period for Product Lifetime Subscription Revenues
We perform a quarterly quantitative and qualitative analysis of the expected life of a product lifetime subscription which incorporates historical and future churn rates. We recognize product lifetime subscription revenues over a product lifetime of 66 months. The estimate of the expected life is dependent on assumptions with regard to future churn of the product lifetime subscriptions. As of January 31, 2016 and 2015, 153,000 and 149,000 product lifetime subscriptions have exceeded the period we use to recognize product lifetime subscription revenues and had made contact with the TiVo service within the prior six month period. This represents approximately 28% and 30% of our active lifetime subscriptions for the fiscal years ended January 31, 2016 and 2015, respectively. We will continue to monitor the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with our current assumptions, we may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period.
Deployment Arrangements Cost Estimates
We enter into deployment agreements with MSOs, which typically include software customization and set up services, limited training, PCS, TiVo-enabled DVRs, non-DVR STBs, and TiVo service. We usually incur development cost for which we are in total or in part compensated through service fees received after a solution launch. When we are reasonably assured that these upfront development costs are recoverable, we defer such cost and recognize them after the launch of the solution. The assessment of recoverability is highly dependent on our estimates of engineering costs related to the project. We also recognize revenues for certain software engineering services that are essential to the functionality of the software or involve significant customization or modification using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. For these projects we believe we are able to make reasonably dependable estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates include forecasting of costs and schedules, tracking progress of costs incurred to date, and projecting the remaining effort to complete the project. Costs included in project costs are labor, materials, and overhead related to the specific activities that are required for the project. Costs related to general infrastructure or uncommitted platform development are not included in the project cost estimates. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates, or different methods of measuring progress to completion, engineering services revenues and expenses may produce materially different results or development costs may not be deemed recoverable. A favorable change in estimates in a period could result in additional profit, and an unfavorable change in estimates could result in a reduction of profit or the recording of a loss that would be borne solely by us including a write-off of development costs that were incurred in prior periods and previously deferred because they were previously deemed recoverable. See also the discussions Part I. Item lA. Risk Factors under the heading “Risks Related to Our Business - If we fail to properly estimate, manage, and perform the development and engineering services for our television service provider customers, we could incur additional unexpected expenses and losses which could reduce or even eliminate any profit from these deployment arrangements, in which case our business would be harmed.” As of January 31, 2016 and 2015 we had deferred costs of approximately $16.2 million and $20.1 million, respectively, related to development work, largely related to Com Hem, Charter Communications Operating, LLC ("Charter"), and Cogeco.
Valuation of Inventory
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
Business Combinations
We apply the acquisition method of accounting for business combinations, including our acquisition of Cubiware on May 22, 2015. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires our management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect our intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
The fair value of contingent purchase consideration arising from the acquisition of Cubiware (Refer to Note 19. "Acquisitions" of Notes to Consolidated Financial Statements included in Part II, Item 8. of this report) is determined based on a probability-based approach that includes significant unobservable inputs which include projected revenues and EBITDA, percentage probability of occurrence, and a discount rate to calculate the present value of future cash earn-out payments. A significant change in these inputs could result in a significantly higher or lower fair value measurement. The fair value of contingent purchase consideration is calculated on a quarterly basis. Any change in the fair value is recorded to interest expense and other expense, net of that period.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
As of January 31, 2016, TiVo has adopted Accounting Standards Update ("ASU") 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This standard requires companies to classify deferred income tax assets and liabilities as non-current in a statement of financial position. We have elected to early adopt this standard prospectively beginning with the deferred tax assets and liabilities reported on the consolidated balance sheet for the year ended January 31, 2016. No prior periods were adjusted.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for TiVo on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for TiVo on February 1, 2016. While permitted, we have elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of our current and long-term convertible senior notes of approximately $4.1 million as of January 31, 2016 and $6.1 million as of January 31, 2015.
In July 2015, the FASB issued ASU 2015-11, Inventory-Simplifying the Measurement of Inventory, which, for entities that do not measure inventory using the last-in, first-out ("LIFO") or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This ASU is effective for TiVo on February 1, 2017. This ASU will be applied prospectively. We have not yet determined the effect of the standard on our ongoing financial reporting.
In February 2016, the FASB issued ASU 2016-6, Leases, which will require that lessees recognize most leases on-balance sheet. This will increase their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. This ASU is effective for TiVo on February 1, 2019. This ASU will be applied prospectively. We have not yet determined the effect of the standard on our ongoing financial reporting.
Results of Operations
Net Revenues.
Our net revenues for the fiscal years ended January 31, 2016, 2015, and 2014 as a percentage of total net revenues were as follows:

	Fiscal Year Ended January 31,
	2016		2015		2014
	(In thousands, except percentages)
Service and software revenues	$175,178	36%	$150,007	33%	$138,835	34%
Technology revenues	$220,894	45%	$202,353	45%	$165,630	41%
Hardware revenues	$93,540	19%	$99,119	22%	$101,788	25%
Net revenues	$489,612	100%	$451,479	100%	$406,253	100%
Change from same prior year period	8%		11%		34%
Service and Software Revenues. The increase in service and software revenues of $25.2 million for the fiscal year ended January 31, 2016, as compared to the same prior year period was related to an increase in MSO-related service revenues of $21.6 million due to an increased subscription base and recognition of ONO service revenues (which were previously deferred) which began during the three months ended January 31, 2015 as well as from an increase in Media service and other service and software revenues of $9.2 million for the fiscal year ended January 31, 2016, primarily driven by the Cubiware acquisition and, to a lesser extent, increased revenue from Digitalsmiths products and services. These increases were partially offset by decreases in TiVo-Owned subscription revenues of $5.7 million. This decrease in TiVo-Owned subscription revenues is primarily due to the lower ARPUs on our TiVo Mini product, partially offset by an increase in our subscription base.
The increase in service and software revenues of $11.2 million for the fiscal year ended January 31, 2015, as compared to the same prior year period was related to an increase in MSO-related service revenues of $11.5 million due a larger subscription base and also to full year of recognition of Virgin service revenues which began during the three months ended January 31, 2014 and to recognition of ONO service revenues which began during the three months ended January 31, 2015. This increase was combined with an increase in Media service and other revenues of $6.3 million largely related to the acquisition of Digitalsmiths. These increases were partially offset by decreases in TiVo-Owned subscription revenues of $6.6 million. This decrease in TiVo-Owned subscription revenues was primarily due to the decrease in our subscription base.
Technology Revenues. Technology revenues for the fiscal years ended January 31, 2016, and 2015 increased by $18.5 million and $36.7 million as compared to the same prior year periods primarily due to an increase in the number and scope of technology related projects for our MSO partners and to a lesser extent an increase in licensing revenue from Verizon and AT&T. In future periods we anticipate a decrease in licensing revenue as we expect decreases in additional revenue from our AT&T agreement beyond the minimum future revenues disclosed below.

Revenue and cash under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through January 31, 2016 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	77,340	86,855
2014	141,583	469,776
2015	179,271	93,209
2016	181,591	87,591
Total	$615,060	$855,110
Based on current GAAP, revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T or Verizon agreements) under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility are expected to be recognized (revenues) and received (cash) on an annual basis for the fiscal years as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
	(in thousands)
Fiscal Year Ending January 31,
2017	$173,129	$89,595
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021	1,855	—
2022 - 2024	4,483	—
Total	$444,362	$204,313
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2016 decreased by $5.6 million as compared to the same prior year period. These decreases were driven by both decreased TiVo-Owned hardware sales and decreased MSO hardware sales. While we had an increase in TiVo-Owned units sold, this was offset by lower average prices causing an aggregate decrease in TiVo-Owned hardware revenue. Additionally, we saw a decrease in units sold to MSO operator partners as they transition to third-party hardware. We expect hardware revenue related to our MSO business to substantially decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the fiscal year ended January 31, 2015 decreased by $2.7 million as compared to the same prior year period. The decrease in net hardware revenues was largely related to changes in sales mix. While we sold an increased number of units to our consumer and MSO customers, a larger portion of those units were lower priced non-DVR units as compared to the same prior year period.
Cost of service and software revenues.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Cost of service and software revenues	65,536	59,607	49,042
Change from same prior year period	10%	22%	22%
Percentage of service and software revenues	37%	40%	35%
Service and software gross margin	109,642	90,400	89,793
Service and software gross margin as a percentage of service and software revenues	63%	60%	65%
Cost of service and software revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service and software revenues increased by $5.9 million during the fiscal year ended January 31, 2016, as compared to the same prior year period. The increases were driven by supporting our increased service and software revenues from MSO partners. Service and software gross margins increased by 3% to 63% as compared to the same prior year period which was driven by increased service and software revenues from MSO partners as compared to the related costs.
Cost of service and software revenues increased by $10.6 million during the fiscal year ended January 31, 2015, as compared to the same prior year period. The increase was due to amortization of intangibles from the acquisition of Digitalsmiths, which was $6.0 million for fiscal year ended January 31, 2015 as well as increases in costs for MSO partner support and maintenance contracts driven by increased service and software revenues.
Cost of technology revenues.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Cost of technology revenues	33,426	22,690	25,673
Change from same prior year period	47%	(12)%	11%
Percentage of technology revenues	15%	11%	16%
Technology gross margin	187,468	179,663	139,957
Technology gross margin as a percentage of technology revenues	85%	89%	84%
Cost of technology revenues includes costs associated with our development work primarily for Com Hem, Virgin, ONO and our other international and domestic projects. Cost of technology revenues increased by $10.7 million during the fiscal year ended January 31, 2016 as compared to the same prior year period. This increase was related primarily to increased volume of development work for certain MSO partners, such as Virgin.
Cost of technology revenues decreased by $3.0 million during the fiscal year ended January 31, 2015 as compared to the same prior year period. This decrease was related primarily to the recovery of deferred development costs for Virgin recognized during the fiscal year ended January 31, 2014 and the decreased volume of development work for certain MSO partners.
Technology gross margin decreased by 4% and increased 5% for the fiscal years ended January 31, 2016 and January 31, 2015, respectively, as compared to the same prior year periods. Technology revenues consists of revenues from technology related projects for our MSO partners and licensing revenue. We earn close to a 100% gross margin on licensing revenue. As revenues from technology related projects increase as a percentage of total Technology revenues, our margin will usually decrease. During the fiscal years ended January 31, 2016, 2015, and 2014, revenues from technology related projects were 14%, 9%, and 14% of total Technology revenues.
In certain of our distribution deals, TiVo is not being paid in full for the upfront development costs. However, in exchange, TiVo is receiving guaranteed financial commitments over the duration of the distribution deal. If we are reasonably assured that these arrangements as a whole will be profitable (assuming successful completion of development), we do not expense the development costs that exceed cash payable for the development work as incurred but rather we defer those costs and recognize these costs later when we receive service fees. However, despite the deferral of these development costs, we do incur cash outflows associated with these development efforts resulting in potentially higher cash usage in the near term. As a result, a portion of service fees used to recover the initial development costs would be classified as technology revenues and timing of recognition of these costs and revenues may differ from when these costs are actually incurred.
In accordance with our revenue recognition policies, we have deferred costs of approximately $16.2 million related to development work, largely related to Com Hem, Charter, and Cogeco and these costs are recorded on our Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term as of January 31, 2016. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Cost of hardware revenues	$97,587	$95,505	$96,633
Change from same prior year period	2%	(1)%	24%
Percentage of hardware revenues	104%	96%	95%
Hardware gross margin	$(4,047)	$3,614	$5,155
Hardware gross margin as a percentage of hardware revenue	(4)%	4%	5%
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
Cost of hardware revenues for the fiscal year ended January 31, 2016 increased by $2.1 million as compared to the same prior year period. The increase was largely due to a change in sales mix. While we sold fewer total units (TiVo-Owned and MSO combined) during the fiscal year ended January 31, 2016, a larger portion of those units were DVR units which have higher costs.
Hardware gross margins for the fiscal year ended January 31, 2016 decreased from 4% to (4)% as compared to the same prior year period largely due to the mix of units sold and decreasing prices to our consumer customers during the period as compared to the same prior year period.
Cost of hardware revenues for the fiscal year ended January 31, 2015 decreased by $1.1 million as compared to the same prior year period. The decrease is largely related to changes in sales mix. While we sold an increased number of units to our consumer and MSO customers as compared to the same prior year period, a larger portion of those units were non-DVR units which have lower costs.
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
Research and development expenses.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Research and development expenses	$107,760	$102,209	$106,917
Change from same prior year period	5%	(4)%	(7)%
Percentage of net revenues	22%	23%	26%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future and in expanding those services and software acquired through TiVo Research, Digitalsmiths, and Cubiware. During the fiscal year ended January 31, 2016, research and development expenses increased by $5.6 million as compared to the same prior year period. The increase was largely related to increased headcount and headcount related costs which were driven by launch of our latest DVR BOLT, and continued investment in TiVo Research, Digitalsmiths, and the acquisition of Cubiware in efforts to create new products and capabilities.
During the fiscal year ended January 31, 2015, research and development expenses decreased by $4.7 million as compared to the same prior year period. These decreases were largely related to decreased headcount and headcount related costs as we have increased our efforts to improve our engineering efficiency and lower our research and development costs.
Sales and marketing expenses.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Sales and marketing expenses	$46,705	$42,053	$39,003
Change from same prior year period	11%	8%	28%
Percentage of net revenues	10%	9%	10%
Sales and marketing expenses consist primarily of employee salary related expenses, consulting expenses, amortization of acquired intangibles, as well as advertising expenses and promotional expenses other than those related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service which are included in Sales and marketing, subscription acquisition costs. During the year ended January 31, 2016, sales and marketing expenses increased by $4.7 million as compared to the same prior year period which was principally related to increased compensation due to increased headcount as well as other sales and marketing activities largely related to the release of the TiVo BOLT at the end of September 2015.
During the year ended January 31, 2015, sales and marketing expenses increased by $3.1 million as compared to the same prior year period. These increases are largely related to our acquisition of Digitalsmiths. Amortization of acquired customer relationship intangibles was $3.7 million for the year ended January 31, 2015 as compared to $0.4 million for the same prior year periods.
Sales and marketing, subscription acquisition costs.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$11,629	$8,906	$12,521
Change from same prior year period	31%	(29)%	45%
Percentage of net revenues	2%	2%	3%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses for the year ended January 31, 2016 increased by $2.7 million as compared to the same prior year period due to higher advertising spending during the current period largely related to the release of the TiVo BOLT at the end of September 2015. As indicated by the trends between fiscal years 2015, 2014, and 2013, total sales and marketing subscription acquisition costs vary based on the extent of marketing that is executed and on the number of TiVo-Owned units that are sold. We continue to evaluate the efficiency of these expenses in driving profitable subscription growth and we may choose to align sales and marketing subscription acquisition costs with changes in our subscription base.
Sales and marketing, subscription acquisition expenses for the year ended January 31, 2015 decreased by $3.6 million as compared to the same prior year period due to decreases in advertising spending versus the year ended January 31, 2014 where we launched our new Roamio DVR and introduced the out-of-home streaming feature.
General and administrative expenses.

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands, except percentages)
General and administrative	$59,787	$59,482	$77,311
Change from same prior year period	1%	(23)%	(11)%
Percentage of net revenues	12%	13%	19%
Litigation expense (included in total general and administrative costs above)	$(292)	$2,122	$20,317
Change from same prior year period	(114)%	(90)%	(35)%
Percentage of net revenues	—%	—%	5%
General and administrative, net of litigation expense	$60,079	$57,360	$56,994
Change from same prior year period	5%	1%	8%
Percentage of net revenues	12%	13%	14%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the fiscal year ended January 31, 2016, general and administrative expenses increased by $0.3 million as compared to the same prior year period which was primarily related to increases in headcount related expenses, partially offset by decreases in legal expenses including a reversal of the $1.5 million accrual for the Kantar litigation. The Federal Appeals Court vacated the District Court's $1.5 million fee award against TiVo Research during the fiscal year ended January 31, 2016. General and administrative, net of litigation expense increased by $2.7 million during the fiscal year ended January 31, 2016 as compared to the same prior year period largely due to expenses related to the acquisition of Cubiware including the amortization of guaranteed payments to be paid over three years contingent on continued employment of certain key individuals. Cubiware acquisition, general and administrative expenses during the fiscal year ended January 31, 2016 were $3.9 million.
During the fiscal year ended January 31, 2015, general and administrative expenses decreased by $17.8 million as compared to the same prior year period. The decrease was primarily related to decreased legal fees of $15.2 million and were associated with litigation expenses related to our patent enforcement cases in the prior year. The decrease in legal fees for the year ended January 31, 2015 was offset by accruals totaling $2.5 million in the period in connection with our litigation with Kantar and an arbitration related to a contractual dispute. General and administrative expense, net of litigation expense, increased in the amount of $366,000 during the fiscal year ended January 31, 2015 as compared to the same prior year periods. The increase was related largely to headcount related expenses.
Transition and restructuring.
During the fiscal year ended January 31, 2016, we recorded transition and restructuring expenses relating to the termination of the employment agreement of our former chief executive officer, Thomas Rogers, effective as of January 30, 2016. Pursuant to the terms of his existing employment agreement, Mr. Rogers received the following compensation and benefits upon the Company's termination of that agreement: a sum equal to $4.6 million, his FY16 bonus based on his attainment of applicable performance criteria for FY16, accelerated vesting of all equity-related awards held by Mr. Rogers and continued health and welfare coverage for up to 24 months. The total transition and restructuring charge during the twelve months ended January 31, 2016 was $12.8 million which was comprised of a cash sum equal to $5.4 million, stock based compensation of $6.4 million from accelerated vesting of all equity-related awards held by Mr. Rogers, and legal and other expenses incurred by the Company of $1.0 million.
There were no transition and restructuring activities in the fiscal years ended January 31, 2015 and 2014.
Litigation proceeds. During the fiscal year ended January 31, 2016, 2015, and 2014 we recorded litigation proceeds of $0.0 million, $0.0 million, and $108.1 million, respectively from our patent infringement settlements.
Litigation proceeds in fiscal 2014 related to a settlement and patent license agreements with ARRIS Group, Inc. (owner of General Instrument Corporation, formerly a subsidiary of Motorola Mobility, Inc.), Cisco Systems, Inc. ("Cisco"), and Google Inc. ("Google") (owner of Motorola Mobility, LLC formerly Motorola Mobility, Inc.) (with the settlement with Arris, Google, and Cisco referred to as the Motorola/Cisco settlement). The total consideration of $490.0 million was received during the fiscal year ended January 31, 2014 and was allocated on a relative fair value basis as $381.1 million to the future licensing revenue element, $752,000 to interest income related to past infringement and $108.1 million to the past infringement and litigation settlement element.

Interest income. Interest income for the fiscal years ended January 31, 2016, 2015, and 2014 was $4.2 million, $4.1 million, and $4.7 million, respectively. Interest income for the fiscal year ended January 31, 2016 increased by $21,000 as compared to the same prior year period. Interest income for the fiscal year ended January 31, 2015 decreased by $580,000 as compared to the same prior year period. During the year ended January 31, 2014, interest income included $752,000 of interest related the Google/Motorola Mobility settlement and the interest associated with their past infringement.
Interest expense and other income (expense). Interest and other income (expense) for the fiscal years ended January 31, 2016, 2015 and 2014, was $(20.5) million, $(12.0) million, and $(8.1) million, respectively.
The interest expense in the fiscal year ended January 31, 2016 increased by $8.5 million as compared to the same prior year period. This increase was due to the issuance of the 2.0% Notes due 2021 which were issued during September 2014. As the notes were outstanding for the entirety of the fiscal year ended January 31, 2016, the interest expense relating to the notes increased by $7.5 million.
The interest expense in the fiscal year ended January 31, 2015 increased by $3.9 million. This increase was due to the issuance of the 2.0% Notes due 2021 which were issued during September 2014. Interest expense relating to the 2.0% Notes due 2021 was $4.1 million during the fiscal year ended January 31, 2015.
Benefit from (Provision for) income taxes. Income tax benefit from (provision for) was $(16.3) million, $(22.4) million, and $167.9 million, in the fiscal years ended January 31, 2016, 2015, and 2014, respectively. The effective tax rate for the fiscal years ended January 31, 2016, 2015, and 2014 was a provision of 42.9%, a provision of 42.1%, and a benefit of (161.6)%, respectively. For fiscal year 2016 and 2015 the difference between the effective tax rate and the income tax determined by applying the statutory federal income tax rate of 35% was primarily due to certain non-deductible expenses offset by tax credits. The decrease in the provision for income taxes for fiscal year ended January 31, 2016 as compared to the same prior year was primarily due to a decrease in income before taxes as the effective tax rates for both fiscal years remained relatively flat.
The income tax benefit recorded in the fiscal year ended January 31, 2014 was primarily related to the release of the valuation allowance previously recorded against deferred tax assets.
As of January 31, 2016 the Company has net operating loss carryforwards for federal and state income tax purpose of approximately $74 million and $173 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in fiscal years ending 2030 through 2036. The state net operating loss carryforwards expire beginning in fiscal year ending 2017 through 2026.
Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of January 31, 2016, we had $646.1 million of cash, cash equivalents, and short-term investments. We have $132.5 million in outstanding convertible senior subordinated notes, which are due on March 15, 2016 (the "4.0% Notes due 2016"). The 4.0% Notes due 2016 are unsecured senior obligations of TiVo and we may not redeem these notes prior to their maturity date although investors may convert the notes into TiVo common stock at any time until March 14, 2016 at their option at a conversion price of $11.16 per share. We also have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We will settle the principal of the 2.0% Notes due 2021 in cash upon maturity unless converted by investors prior to their maturity date. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations, capital expenditures, future repurchases of TiVo shares in connection with our previously announced share repurchase program, and working capital needs through at least the next twelve months.
Statement of Cash Flows Discussion

The following table summarizes our cash flow activities:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$288	$22,901	$495,049
Net cash provided by (used in) used in investing activities	$39,577	$37,055	$(296,566)
Net cash used in financing activities	$(58,270)	$(135,452)	$(101,874)
Net Cash Provided by Operating Activities
During the fiscal year ended January 31, 2016 our net cash provided by operating activities was $0.3 million as compared to $22.9 million during the same prior year period. This is principally due to the changes in working capital.
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
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the fiscal year ended January 31, 2016 was $39.6 million compared to $37.1 million cash used for the same prior year period.
For the fiscal year ended January 31, 2016, the principal sources of cash from investing activities was a net cash inflow of $69.5 million related to our cash management process, and the purchase and sales of short-term investments. That inflow was partially offset by $16.6 million cash paid to acquire Cubiware, net of cash acquired, and the purchase of property and equipment and other long-term assets of $9.9 million which is used to support our business, long-term cost method investments of $2.5 million, and intangibles assets of $1.0 million.
For the fiscal year ended January 31, 2015, the principal sources of cash from investing activities was a net cash inflow of $171.9 million related to our cash management process, and the purchase and sales of short-term investments. That inflow was partially offset by $128.4 million cash paid for our acquisition of Digitalsmiths and the purchase of property and equipment and other long-term assets of $6.5 million which is used to support our business.
Net Cash Used in Financing Activities
Net cash used in financing activities for the fiscal year ended January 31, 2016 was approximately $58.3 million as compared to net cash used in financing activities of $135.5 million for the same prior year period.
For the fiscal year ended January 31, 2016, the principal uses of cash for financing activities were repurchases of 4.0% Notes due 2016 for $41.0 million and $30.9 million of TiVo stock comprised of $20.3 million in repurchases pursuant to a 10b5-1 plan and $10.6 million in repurchases of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards. This outflow was partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $8.0 million combined with proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $5.7 million.
For the fiscal year ended January 31, 2015, the principal uses of cash for financing activities were repurchases of TiVo stock and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $360.8 million offset by proceeds from the issuance of common stock upon exercise of stock options which generated $5.9 million, excess tax benefits from employee stock-based compensation of $13.7 million, and proceeds from the issuance of common stock pursuant to the employee stock purchase plan of $6.0 million.
Additionally, in September 2014, the Company issued convertible senior notes payable for proceeds of $223.6 million net of issuance costs. In conjunction with the issuance of the convertible senior notes payable, the Company also issued warrants for proceeds of $30.2 million and purchased convertible note hedges for $54.0 million.
Financing Agreements
Share Repurchases.

During the three past fiscal years ending January 31, 2016, we have made open-market purchases totaling 37,923,940 shares of our common stock for an aggregate purchase price of $466.6 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
	(In thousands)
Long-term debt obligations maturing in 2016	$132,500	$132,500	$—	$—	$—
Interest on Long-Term Debt Obligations maturing in 2016	2,650	2,650	—	—	—
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	27,600	4,600	9,200	9,200	4,600
Operating leases	5,017	$3,750	1,267	—	—
Purchase obligations	10,059	10,059	—	—	—
Total contractual cash obligations	$407,826	$153,559	$10,467	$9,200	$234,600
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
As of January 31, 2016, gross unrecognized tax benefits, which if recognized would affect our effective tax rate, were approximately $7.7 million, which offset deferred tax assets on the consolidated balance sheets. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes and the related ability to use net operating loss or tax credit carryforwards; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of January 31, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The table below presents principal amounts and related weighted average interest rates for our cash and cash equivalents and short-term investments as of January 31, 2016 and 2015, respectively.

	As of January 31,
	2016	2015
Cash and cash equivalents and short-term investments (in thousands)	$646,069	$742,961
Average interest rate for fiscal year ended	0.61%	0.52%
Although payments under the operating leases for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating leases.
Foreign Currency Risk: The majority of our revenue and cost is transacted in the U.S. dollar, with less than 5% of revenue and cost transacted in other currencies (primarily Euro and Polish Zloty). We also have various monetary assets and liabilities held by our wholly-owned Cubiware subsidiary and denominated in Euro and Polish Zloty which are immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
TiVo Inc.:
We have audited the accompanying consolidated balance sheets of TiVo Inc. and subsidiaries (the Company) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2016. We also have audited TiVo Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. TiVo Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TiVo, Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, TiVo, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred income taxes as of January 31, 2016 due to the adoption of ASU 2015-17, Accounting for Income Taxes: Balance Sheet Classification of Deferred Taxes.
(signed) KPMG LLP
Santa Clara, California
March 23, 2016

TIVO INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	As of January 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,392	$178,217
Short-term investments	486,677	564,744
Accounts receivable, net of allowance for doubtful accounts of $521 and $647, respectively	55,654	40,184
Inventories	17,535	20,341
Deferred cost of technology revenues, current	3,910	5,076
Deferred tax assets, current	—	55,787
Prepaid expenses and other, current	13,511	13,851
Total current assets	736,679	878,200
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $56,188 and $52,021, respectively	12,629	11,854
Intangible assets, net of accumulated amortization of $41,471 and $31,277, respectively	57,627	51,810
Deferred cost of technology revenues, long-term	12,277	15,016
Goodwill	108,735	99,364
Deferred tax assets, long-term	155,719	114,486
Prepaid expenses and other, long-term	10,211	6,791
Total long-term assets	357,198	299,321
Total assets	$1,093,877	$1,177,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21,243	$29,359
Accrued liabilities	53,305	54,431
Deferred revenue, current	166,361	175,503
Convertible senior notes, current	132,500	—
Total current liabilities	373,409	259,293
LONG-TERM LIABILITIES
Deferred revenue, long-term	179,133	255,816
Convertible senior notes, long-term	186,362	352,562
Deferred tax liability, long-term	2,588	—
Other long-term liabilities	7,466	537
Total long-term liabilities	375,549	608,915
Total liabilities	748,958	868,208
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 143,473,136 and 138,577,153, respectively, and outstanding shares are 98,206,449 and 96,221,867, respectively	142	138
Treasury stock, at cost - 45,266,687 shares and 42,355,286 shares, respectively	(545,744)	(514,853)
Additional paid-in capital	1,251,865	1,203,722
Accumulated deficit	(357,983)	(379,680)
Accumulated other comprehensive income (loss)	(3,361)	(14)
Total stockholders’ equity	344,919	309,313
Total liabilities and stockholders’ equity	$1,093,877	$1,177,521
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Fiscal Year Ended January 31,
	2016	2015	2014
Revenues
Service and software revenues	$175,178	$150,007	$138,835
Technology revenues	220,894	202,353	165,630
Hardware revenues	93,540	99,119	101,788
Net revenues	489,612	451,479	406,253
Cost of revenues
Cost of service and software revenues	65,536	59,607	49,042
Cost of technology revenues	33,426	22,690	25,673
Cost of hardware revenues	97,587	95,505	96,633
Total cost of revenues	196,549	177,802	171,348
Gross margin	293,063	273,677	234,905
Research and development	107,760	102,209	106,917
Sales and marketing	46,705	42,053	39,003
Sales and marketing, subscription acquisition costs	11,629	8,906	12,521
General and administrative	59,787	59,482	77,311
Litigation proceeds	—	—	(108,102)
Transition and restructuring	12,820	—	—
Total operating expenses	238,701	212,650	127,650
Income from operations	54,362	61,027	107,255
Interest income	4,168	4,147	4,727
Interest expense and other income (expense)	(20,512)	(11,961)	(8,077)
Income (loss) before income taxes	38,018	53,213	103,905
Benefit from (provision for) income taxes	(16,321)	(22,381)	167,911
Net income	$21,697	$30,832	$271,816

Net income per common share
Basic	$0.23	$0.29	$2.29
Diluted	$0.23	$0.28	$1.99

Income for purposes of computing net income per share:
Basic	21,697	30,832	271,816
Diluted	21,697	35,837	276,825

Weighted average common and common equivalent shares:
Basic	92,763,835	106,799,817	118,445,466
Diluted	95,873,814	126,779,467	138,801,463
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
Net income	$21,697	$30,832	$271,816
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	(254)	(591)	355
Foreign currency translation adjustments	(3,093)	—	—
Total comprehensive income, net of tax	$18,350	$30,241	$272,171
The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total
BALANCE JANUARY 31, 2013	129,545,267	$129	(3,922,910)	$(37,791)	$1,060,532	$(682,328)	$222	$340,764
Issuance of common stock related to exercise of common stock options	1,013,782	1	—	—	7,867	—	—	7,868
Excess tax benefit from employee stock-based compensation plans	—	—	—	—	668	—	—	668
Issuance of common stock related to employee stock purchase plan	762,864	—	—	—	6,016	—	—	6,016
Issuance of restricted shares of common stock	3,738,468	4	—	—	(4)	—	—	—
Forfeiture of unvested restricted shares	(471,925)	—	—	—	—	—	—	—
Treasury Stock - repurchase of stock	—	—	(10,047,607)	(116,280)	—	—	—	(116,280)
Recognition of stock-based compensation	—	—	—	—	37,878	—	—	37,878
Net loss	—	—	—	—	—	271,816	—	271,816
Other comprehensive loss	—	—	—	—	—	—	355	355
BALANCE JANUARY 31, 2014	134,588,456	$134	(13,970,517)	$(154,071)	$1,112,957	$(410,512)	$577	$549,085
Issuance of common stock related to exercise of common stock options	805,042	1	—	—	5,862	—	—	5,863
Excess tax benefit from employee stock-based compensation plans	—	—	—	—	18,036	—	—	18,036
Issuance of common stock related to employee stock purchase plan	621,720	1	—	—	6,029	—	—	6,030
Issuance of restricted shares of common stock	2,833,713	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(271,778)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(28,384,769)	(360,782)	—	—	—	(360,782)
Recognition of stock-based compensation	—	—	—	—	33,320	—	—	33,320
Equity value of issuance of convertible senior notes	—	—	—	—	27,520	—	—	27,520
Net income	—	—	—	—	—	30,832	—	30,832
Other comprehensive income	—	—	—	—	—	—	(591)	(591)
BALANCE JANUARY 31, 2015	138,577,153	$138	(42,355,286)	$(514,853)	$1,203,722	$(379,680)	$(14)	$309,313
Issuance of common stock related to exercise of common stock options	1,562,635	1	—	—	7,965	—	—	7,966
Tax detriment from employee stock-based compensation plans	—	—	—	—	(403)	—	—	(403)
Issuance of common stock related to employee stock purchase plan	697,554	1	—	—	5,694	—	—	5,695
Issuance of restricted shares of common stock	2,791,712	3	—	—	(3)	—	—	—
Forfeiture of unvested restricted shares	(155,918)	(1)	—	—	1	—	—	—
Treasury Stock - repurchase of stock	—	—	(2,911,401)	(30,891)	—	—	—	(30,891)
Recognition of stock-based compensation	—	—	—	—	34,889	—	—	34,889
Net income	—	—	—	—	—	21,697	—	21,697
Other comprehensive loss	—	—	—	—	—	—	(3,347)	(3,347)
BALANCE JANUARY 31, 2016	143,473,136	142	(45,266,687)	(545,744)	1,251,865	(357,983)	(3,361)	344,919

The accompanying notes are an integral part of these consolidated financial statements.

TIVO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended January 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,697	$30,832	$271,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment and intangibles	17,440	13,855	9,830
Loss on impairment of intangible assets	—	—	4,752
Stock-based compensation expense	35,325	33,681	37,765
Amortization of discounts and premiums on investments	6,193	10,239	9,016
Change in fair value of contingent purchase consideration	669	—	—
Deferred income taxes	13,881	(4,632)	(171,113)
Amortization of debt issuance costs and debt discount	7,886	3,382	961
Loss on repurchase of notes payable	1,141	—	—
Excess tax benefits from employee stock-based compensation	—	(13,665)	(522)
Allowance for doubtful accounts	(64)	424	253
Changes in assets and liabilities:
Accounts receivable	(13,890)	(2,214)	4,698
Inventories	2,806	1,975	(7,816)
Deferred cost of technology revenues	3,469	6,758	3,626
Prepaid expenses and other	1,736	783	1,178
Accounts payable	(8,155)	5,185	(1,454)
Accrued liabilities	(821)	12,496	829
Deferred revenue	(85,824)	(75,924)	330,945
Other long-term liabilities	(3,201)	(274)	285
Net cash provided by operating activities	$288	$22,901	$495,049
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(546,437)	(652,859)	(930,546)
Sales or maturities of long-term and short-term investments	615,985	824,789	640,311
Purchase of long-term investment	(2,470)	—	—
Acquisition of business, net of cash acquired	(16,616)	(128,387)	—
Acquisition of property and equipment and other long-term assets	(9,885)	(6,488)	(6,331)
Acquisition of intangible assets	(1,000)	—	—
Net cash provided by (used in) investing activities	$39,577	$37,055	$(296,566)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	7,966	5,863	7,868
Proceeds from issuance of common stock related to employee stock purchase plan	5,695	6,030	6,016
Excess tax benefits from employee stock-based compensation	—	13,665	522
Proceeds from issuance of convertible senior notes, net of issuance costs	—	223,623	—
Proceeds from issuance of common stock warrants	—	30,167	—
Purchase of convertible note hedges	—	(54,018)	—
Repurchase of notes payable	(41,040)	—	—
Treasury stock - repurchase of stock	(30,891)	(360,782)	(116,280)
Net cash used in financing activities	$(58,270)	$(135,452)	$(101,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$(420)	$—	$—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(18,825)	$(75,496)	$96,609
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	178,217	253,713	157,104
Balance at end of period	$159,392	$178,217	$253,713

SUPPLEMENTAL DISCLOSURE OF CASH AND NON-CASH FLOW INFORMATION
Cash paid for interest	11,691	6,900	6,900
Cash paid for income taxes	3,282	7,328	2,590
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to estimated lives of product lifetime subscriptions, total estimated cost of engineering service and profitability of deployment agreements, allowance for doubtful accounts, product returns, inventories and related reserves, warranty obligations, contingencies, stock compensation, valuation of deferred taxes, valuation of intangible assets, valuation of contingent purchase consideration, and allocation of amounts from litigation settlements. The Company bases estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.
Cash and Cash Equivalents
The Company considers investments with a maturity of three months or less when purchased to be cash equivalents. The majority of payments due from banks for third-party credit card, debit card, and electronic benefit transactions (EBT) process within 24-72 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card, debit card, and EBT transactions that process in less than three days are classified as cash and cash equivalents. Amounts due from banks for these transactions classified as cash totaled $1.0 million and $1.4 million at January 31, 2016 and 2015, respectively.
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
Receivables
Accounts receivable consist primarily of receivables from retailers, cable and satellite companies, as well as individual consumers and relate to its subscription, technology, hardware, and software revenues. Additionally, amounts due from banks for customer credit card, debit card, and EBT transactions that take in excess of three days to process are classified as accounts receivable. As of January 31, 2016 and 2015 the Company had approximately $9.8 million and $6.2 million, respectively, of unbilled accounts receivable related to MSO service revenue and $4.6 million and $6.4 million, respectively, of unbilled accounts receivable related to technology revenue from AT&T.
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

	Beginning Balance	Charged to Operating Expenses	Deductions/Additions (*)	Ending Balance
	(in thousands)
Allowance for doubtful accounts:
Fiscal year ended:
January 31, 2016	$647	$(64)	$(62)	$521
January 31, 2015	$429	$424	$(206)	$647
January 31, 2014	$362	$253	$(186)	$429

(*)	Deductions/additions related to the allowance for doubtful accounts represent amounts written off against the allowance, less recoveries.
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
Goodwill
The Company has goodwill in the amount of $108.7 million which represents the excess of the purchase price of its acquisitions over the fair value of the identified net tangible and intangible assets. The goodwill recognized in these acquisitions was derived from expected benefits from future technology, cost synergies, and a knowledgeable and experienced workforce who joined the Company after these acquisitions. Goodwill is not amortized, but is tested instead for impairment annually or more frequently if certain indicators of impairment are present. The majority of goodwill is not expected to be tax deductible for income tax purposes.
Goodwill is tested for impairment on an annual basis in the fourth quarter of the Company's fiscal year using a two-step model. Management has determined that the Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the goodwill is impaired and determine whether further action is needed (“Step 0”). For the year ended January 31, 2016, the Company performed a Step 1 quantitative assessment of its goodwill and did not identify an impairment of goodwill. In each period presented the fair value of the reporting unit exceeded its carrying value, thus it was not required to perform the second step of the analysis, and no goodwill impairment charges were recorded.
Goodwill activity is summarized as follows (in thousands):

As of January 31, 2014	$12,266
Goodwill Acquired	$87,098
As of January 31, 2015	$99,364
Goodwill Acquired	10,436
Foreign currency translation adjustments	(1,065)
As of January 31, 2016	$108,735
Intangible Assets
Purchased intangibles are definite-lived intangible assets which are amortized on a straight-line basis over their estimated useful lives. Useful lives generally range from two to ten years. Purchased intangibles include intangible assets subject to amortization, such as developed technology, intellectual property rights, customer relationships, and trade names. The Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company measures recoverability of long-lived assets by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. An asset group is a group of assets and liabilities including the long lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered to not be recoverable, TiVo recognizes an impairment charge for the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Fair value is estimated based on discounted future cash flows.
The Company recognized no non-cash impairment charges during the twelve months ended January 31, 2016 and January 31, 2015.

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
Revenue Recognition
The Company generates service revenues from fees for providing the TiVo service to consumers and television service providers (also referred to as MSOs) and through the sale of advertising and audience research measurement services. The Company also generates revenues from licensing of Cubiware software, which are mostly one-time sales. The Company also generates technology revenues from licensing technology (Refer to Note 18. Settlements) and by providing engineering professional services. In addition, the Company generates hardware revenues from the sale of hardware products that enable the TiVo service. A substantial portion of the Company's revenues is derived from multiple element arrangements.
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
Subscription revenues from product lifetime subscriptions are recognized ratably over the Company's estimate of the useful life of a TiVo-enabled DVR associated with the subscription. The estimates of expected lives are dependent on assumptions with regard to future churn of product lifetime subscriptions. The Company continuously monitors the useful life of a TiVo-enabled DVR and the impact of the differences between actual churn and forecasted churn rates. If subsequent actual experience is not in line with the Company's current assumptions, including higher churn of product lifetime subscriptions due to the incompatibility of its standard definition TiVo units with high definition programming and increased competition, the Company may revise the estimated life which could result in the recognition of revenues from this source over a longer or shorter period. The Company recognizes product lifetime subscription revenues over a product lifetime of 66 months.
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
In some cases, it may not be possible to separate the various elements within the arrangement due to a lack of VSOE of selling prices for undelivered elements in the contract or because of the lack of reasonably dependable estimates of total costs or development costs exceed development revenues but the Company is reasonably assured that no loss will be incurred under the arrangement. Accordingly, the Company applies the following:
•Where no VSOE exists for undeliverable elements, the revenue is recognized on a zero margin up to the amount billable until the Company has established VSOE for undelivered elements or the Company has delivered all elements.
•Where there is a lack of reasonably dependable estimates, the revenue is recognized on a zero margin up to the amount billable until the Company has resolved the estimation uncertainty, after which the Company will recognize margin under the percentage of completion method.
•If the Company cannot be reasonably assured that no loss will be incurred under the arrangement, the Company will account for the arrangement under the completed contract method, which results in a full deferral of the revenue and costs until the project is complete. Provisions for losses are recorded when estimates indicate that a loss will be incurred on the contract.
Where development costs exceed billable development revenues provided that the Company is reasonably assured that no loss will be incurred under the arrangement, the Company recognizes revenues and costs based on a zero profit model, which results in the recognition of equal amounts of revenues and costs, until the engineering professional services are complete. Development costs incurred in excess of revenues recognized are deferred up to the amount deemed recoverable. Thereafter, as the Company recognizes revenue from the MSO arrangement for services, an equal amount of deferred development costs are recognized until all deferred development costs are recovered. Afterwards, any additional MSO service revenue is recognized as service revenue.
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
Software Revenues
Software revenues represent revenues from licenses of Cubiware software and amounts allocated to software elements in multiple element arrangements. These license arrangements are with operators or resellers who integrate our software in set top boxes manufactured by the operators or resellers. Revenues are generally recognized upon manufacture of the set top boxes in which the software is integrated, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectability is reasonably assured.

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
Advertising Costs
The Company expenses advertising costs related to its products and service as incurred. Marketing co-op development payments, where the Company receives, or will receive, an identifiable benefit (goods or services) in exchange for the amount paid to its customer, and the Company can reasonably estimate the fair value of the benefit it receives, are classified as marketing expense. For the fiscal years ended January 31, 2016, 2015, and 2014, this amount was immaterial. All other marketing co-op development payments are classified as a reduction of hardware revenues. Advertising expenses were $6.1 million, $2.3 million, and $4.9 million, of sales and marketing, subscription acquisition costs for the fiscal years ended January 31, 2016, 2015, and 2014, respectively. Included in these advertising expenses were $5.2 million, $2.1 million, and $3.4 million, respectively, related to media placement costs.
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
The majority of the Company’s customers and assets are concentrated in the United States. Revenue by geographic region is based on the bill-to address on the customer order. The following presents total revenue by geographic region:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands)
United States of America	396,731	408,538	379,746
Europe	49,811	26,055	25,380
Other International	43,070	16,886	1,127
Total	489,612	451,479	406,253
The following presents a summary by geographic region of long-lived assets, excluding deferred tax assets, deferred cost of technology, revenues, other assets, goodwill, and intangible assets:

	Fiscal Year Ended January 31,
	2016	2015
	(In thousands)
United States of America	11,809	11,378
International	820	476
Total	12,629	11,854

The Company is subject to a minimal amount of credit risk related to service revenue contracts as these are primarily obtained through credit card sales. The Company sells its TiVo-enabled DVRs to retailers under customary credit terms and generally requires no collateral. The Company's significant revenue concentrations as of January 31, 2016, 2015, and 2014 were as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
DISH	*	*	11%
Google and Cisco in connection with Motorola/Cisco settlement	15%	16%	11%
* Less than 10%.
The Company’s accounts receivable concentrations as of January 31, 2016 and 2015 were as follows:

	As of January 31,
	2016	2015
Virgin Media	22%	*
AT&T	*	16%
Cogeco Cable Canada	12%	11%
DIRECTV	10%	*
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
As of January 31, 2016, the Company has adopted Accounting Standards Update (ASU) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This standard requires companies to classify deferred income tax assets and liabilities as non-current in a statement of financial position. The Company has elected to early adopt this standard prospectively beginning with the deferred tax assets and liabilities reported on the Consolidated Balance Sheet for the year ended January 31, 2016. No prior periods were adjusted.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for the Company on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015‑03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The new standard is effective for the Company on February 1, 2016. While permitted, the Company has elected not to early adopt this ASU. Upon adoption, the new standard will result in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.1 million as of January 31, 2016 and $6.1 million as of January 31, 2015.
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
In February 2016, the FASB issued ASU 2016-6, Leases, which will require that lessees recognize most leases on-balance sheet. This will increase their reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. This ASU is effective for the Company on February 1, 2019. This ASU will be applied prospectively. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

3. CASH AND INVESTMENTS
Cash, cash equivalents, short-term investments, and long-term investments consisted of the following:

	As of January 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$14,362	$—	$—	$14,362
Cash equivalents:
Commercial paper	31,576	4	—	31,580
Money market funds	105,787	—	—	105,787
Corporate debt securities	7,665	1	(3)	7,663
Total cash and cash equivalents	$159,390	$5	$(3)	$159,392
Marketable securities:
Certificates of deposit	$7,000	$—	$—	$7,000
Commercial paper	47,692	1	(3)	47,690
Corporate debt securities	387,927	66	(464)	387,529
Foreign government securities	9,458	2	(8)	9,452
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	21,002	2	(17)	20,987
Municipal bonds	13,797	11	(4)	13,804
Current marketable debt securities	$487,091	$82	$(496)	$486,677
Total cash, cash equivalents, and marketable debt securities	646,481	87	(499)	646,069

	As of January 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$29,135	$—	$—	$29,135
Cash equivalents:
Commercial paper	48,207	3	—	48,210
Money market funds	100,872	—	—	100,872
Total cash and cash equivalents	$178,214	$3	$—	$178,217
Marketable securities:
Certificates of deposit	$27,400	$—	$—	$27,400
Commercial paper	85,031	31	—	85,062
Corporate debt securities	416,391	112	(170)	416,333
Foreign government securities	10,851	—	(2)	10,849
Variable-rate demand notes	285	—	—	285
Asset and mortgage-backed securities	18,864	—	(3)	18,861
Municipal bonds	5,948	6	—	5,954
Current marketable debt securities	$564,770	$149	$(175)	$564,744
Total cash, cash equivalents, and marketable debt securities	$742,984	$152	$(175)	$742,961

None of these investments were in a loss position for greater than twelve months as of January 31, 2016 and 2015.
Marketable securities
The Company’s investment securities portfolio consists of various debt instruments, including certificates of deposit, commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities
TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. The Company's cost basis in such investments was $2.7 million and $250,000 as of January 31, 2016 and 2015, respectively. Refer to Note 4. "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale classified by the contractual maturity date of the security:

	As of January 31,
	2016	2015
	(in thousands)
Due within 1 year	$361,365	$451,571
Due within 1 year through 5 years	125,097	112,888
Due within 5 years through 10 years	—	—
Due after 10 years	215	285
Total	$486,677	$564,744
None of these investments were in a loss position for greater than twelve months as of January 31, 2016 and January 31, 2015.
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
Cash equivalents and available-for-sale marketable securities (including asset and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which mature in March 2016 (the "4.0% Notes due 2016") and October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at January 31, 2016 and January 31, 2015 was $132.5 million and $172.5 million and the fair value was $133.0 million and $193.7 million, based on the notes' quoted market price as of January 31, 2016 and 2015, respectively. The carrying value of the 2.0% Notes due 2021 at January 31, 2016 and January 31, 2015 was $186.4 million and $180.1 million and the fair value was $195.5 million and $211.1 million, based on the note's quoted market price as of January 31, 2016 and 2015, respectively.
On a quarterly basis, TiVo measures at fair value certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of January 31, 2016 and January 31, 2015:

	As of January 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$31,580	$—	$31,580	$—
Money market funds	105,787	105,787	—	—
Corporate debt securities	7,663	—	7,663	—
Short-term investments:
Certificates of deposit	7,000	—	7,000	—
Commercial paper	47,690	—	47,690	—
Corporate debt securities	387,529	—	387,529	—
Foreign government securities	9,452	—	9,452	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	20,987	—	20,987	—
Municipal bonds	13,804	—	13,804	—
Contingent Liabilities
Acquisition purchase consideration	10,098	—	—	10,098
Total	$641,805	$105,787	$525,920	$10,098

	As of January 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$48,210	$—	$48,210	$—
Money market funds	100,872	100,872	—	—

Short-term investments:
Certificates of deposit	27,400	—	27,400	—
Commercial paper	85,062	—	85,062	—
Corporate debt securities	416,333	—	416,333	—
Foreign government securities	10,849	—	10,849	—
Variable-rate demand notes	285	—	285	—
Asset- and mortgage-backed securities	18,861	—	18,861	—
Municipal bonds	5,954	—	5,954	—
Total	$713,826	$100,872	$612,954	$—

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
Level 3 Measurements
The fair value of contingent purchase consideration arising from the acquisition of Cubiware (See Note 19. Acquisitions) is determined based on a probability-based approach that includes significant unobservable inputs which include projected revenues and EBITDA, percentage probability of occurrence, and a discount rate to calculate the present value of future cash earn-out payments. A significant change in these inputs could result in a significantly higher or lower fair value measurement. The fair value of contingent purchase consideration is calculated on a quarterly basis. Any change in the fair value is recorded to interest expense and other expense, net of that period. The change in the fair value of the Company’s contingent purchase consideration liability is as follows:

Fair Value
(in thousands)
As of May 22, 2015	$9,429
Add: Change in fair value of contingent purchase consideration	669
As of January 31, 2016	$10,098
Quantitative information about our Level 3 fair value measurement during the fiscal ended January 31, 2016 for contingent purchase consideration is as follows:

Unobservable Inputs	Range
Total expected payments (in thousands)	$12,705 - $13,013
Time-to-payments (weighted average)	1.65 yrs - 1.69 yrs
Discount rate	15%
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has a direct investment in a privately-held company accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of January 31, 2016 and $250,000 as of January 31, 2015. No events or circumstances indicating a potential impairment were identified as of or during the fiscal years ended January 31, 2016 and 2015.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following:

	As of January 31,
	2016	2015
	(In thousands)
Furniture and fixtures	4,639	4,455
Computer and office equipment	22,240	20,676
Lab equipment	5,247	4,470
Leasehold improvements	10,140	10,005
Capitalized internal use software	26,551	24,269
Total property and equipment	68,817	63,875
Less: accumulated depreciation and amortization	(56,188)	(52,021)
Property and equipment, net	12,629	11,854
Depreciation and amortization expense for property and equipment for the fiscal years ended January 31, 2016, 2015, and 2014 was $6.6 million, $5.6 million, and $5.5 million, respectively. Additionally, the Company recognized non-cash impairment charges of $4.8 million in the twelve months ended January 31, 2014 of which $296,000 was related to capitalized internal use software associated with assets acquired in its acquisition of TiVo Research. The Company recognized no non-cash impairment charges during the fiscal years ended January 31, 2016 and 2015.
6. DEVELOPED TECHNOLOGY AND INTANGIBLE ASSETS, NET
Developed technology and intangible assets, net consists of the following:

	As of January 31,
	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology	$32,359	$(13,403)	$18,956	$24,359	$(8,485)	$15,874
Intellectual property rights	19,318	(19,115)	203	19,318	(18,743)	575
Customer relationships and trade names	47,421	(8,953)	38,468	39,410	(4,049)	35,361
Developed technology and intangible assets	$99,098	$(41,471)	$57,627	$83,087	$(31,277)	$51,810
During the fiscal year ended January 31, 2016 the Company acquired intangible assets of $16.7 million with a weighted average life of 6.84 years. See Note 19, Acquisitions for details of the acquisition.
Developed technology and intellectual property rights are amortized to costs of service and software revenues.  Customer relationships and Trade names are amortized to Sales and marketing expenses.

The Company recognized no non-cash impairment charges during the twelve months ended January 31, 2016 or 2015.
The Company recognized non-cash impairment charges of $4.8 million during the fiscal year ended January 31, 2014 of which $4.5 million was related to intangible assets acquired as part of the TiVo Research acquisition. The lower than expected profitability indicated that the carrying value of these assets exceeded their estimated fair values as determined by future discounted cash flow projections. When projecting the stream of future cash flows associated with TiVo Research for purposes of determining long-lived asset recoverability, management makes assumptions, incorporating market conditions, sales growth rates, gross profit, and operating expenses. The impairment charge of $3.0 million associated with impairment of developed technology is included in the cost of service revenues and $1.5 million associated with the impairment of customer relationships and trade names is included sales and marketing expenses for the fiscal year ended January 31, 2014.
The total expected future annual amortization expense related to developed technology, intellectual property rights, customer relationships, and trade names is calculated on a straight-line basis, using the estimated useful lives of the assets, which range from two to ten years. Amortization expense for the fiscal years ended January 31, 2016, 2015, and 2014, was $10.3 million, $8.2 million, and $4.3 million, respectively. As of January 31, 2016, the estimated future annual amortization expense is set forth in the table below:

Fiscal Year Ending January 31,	Estimated Annual Amortization Expense
(In thousands)
2017	11,271
2018	9,888
2019	8,745
2020	8,689
2021	5,243
Thereafter	13,791
Total	$57,627
7. INVENTORY
Inventory was as follows:

	As of January 31,
	2016	2015
	(in thousands)
Raw Materials	$1,378	$1,473
Finished Goods	16,157	18,868
Total Inventory	$17,535	$20,341
8. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	As of January 31,
	2016	2015
	(In thousands)
Compensation and vacation	$20,796	$24,625
Marketing and promotions	1,198	2,656
Legal services	1,104	3,453
Redeemable gift certificates for subscriptions	2,350	2,370
Interest payable	3,521	4,236
Royalties	7,524	8,042
Transition and restructuring	6,493	—
Guaranteed and contingent purchase consideration, current	5,417	—
Other	4,902	9,049
Total accrued liabilities	$53,305	$54,431
9. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also includes a warranty through its Continual Care program to TiVo-Owned customers who use Roamio and BOLT DVRs for as long as they are monthly or annual subscribers to our service. The Company recognizes the cost associated with the Continual Care warranties at the time of the DVR sale. As of January 31, 2016 and January 31, 2015, the accrued warranty reserve was $401,000 and $471,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying Consolidated Balance Sheets.
The Company also offers its TiVo-Owned customers who purchase a lifetime subscription separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of January 31, 2016, the extended warranty deferred revenue and cost was $1.9 million and $180,000, respectively. As of January 31, 2015, the extended warranty deferred revenue and cost was $2.1 million and $263,000, respectively.
Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with the Company's contract manufacturer and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 31, 2016 the Company had total purchase commitments for inventory of $10.1 million.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of January 31, 2016, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The complaint claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the Company’s patents. The Company’s complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying the Company’s allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against the Company. In its amended answer, Samsung counterclaims that the Company infringes Samsung’s patents by making and selling TiVo DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that the Company’s infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a preliminary scheduling order, setting jury selection for March 6, 2017. The Company expects to incur material expenses in connection with this matter.
On November 24, 2015, Dolby Laboratories Licensing Corporation & Dolby International AB (“Dolby”) formally notified TiVo that TiVo was in material breach of certain provisions in license agreements with Dolby and that TiVo had 30 days to cure the breaches or Dolby would terminate those license agreements. Dolby alleged that TiVo owes Dolby approximately $1.7 million in connection with TiVo’s alleged failure to properly report and pay royalties for sales of certain TiVo hardware and software products, including accrued interest. Dolby further alleged that TiVo owed Dolby approximately $8.7 million in connection with certain third-party hardware products that run TiVo software. TiVo notified Dolby that it does not agree with the results of its audit nor with its assertions that TiVo’s activities in connection with third-party hardware products in any way breach any of TiVo’s license agreements with Dolby. In late December 2015, in the interest of avoiding termination of those license agreements, TiVo tendered the $1.7 million sum, subject to a reservation of rights. The Company expensed $1.1 million as cost of revenues and $0.4 million as interest expense and other income (expense) in the fiscal year ended January 31, 2016. The remaining $0.2 million was expensed in prior periods. On February 18, 2016, Dolby served a further notice of material breach in which Dolby asserted TiVo continues to be in material breach of the same provisions of Dolby's license agreements with TiVo that Dolby previously notified TiVo in November 2015. TiVo intends to defend against these assertions vigorously; however, TiVo may incur material legal expenses and higher royalty costs if this contractual dispute results in litigation and in the event there is an adverse outcome, TiVo’s business could be harmed. No additional loss is considered probable at this time and TiVo estimates that the range of possible loss could be between $0 and $8.7 million (plus accrued interest) at this time.
On June 15, 2011, TNS Media Research, LLC (d/b/a Kantar Media Audiences, or Kantar) brought a claim for declaratory judgment against TRA Global Inc. (which was acquired by TiVo in July 2012) in the United States District Court for the Southern District of New York alleging non-infringement of United States Patent No. 7,729,940 entitled “Analyzing Return on Investment of Advertising Campaigns by Matching Multiple Data Sources” (the “940 Patent”) and its affiliate Cavendish Square Holding B.V. brought a claim for breach of contract of a Voting Agreement. On June 6, 2012 TiVo Research filed an amended answer and counterclaims alleging affirmative defenses and counterclaims alleging infringement by Kantar of the 940 Patent as well as United States Patent No. 8,000,993 entitled “Using Consumer Purchase Behavior For Television Targeting” (the “993 Patent”) and United States Patent No. 8,112,301 with the same title as the 993 Patent. TiVo Research also asserted counterclaims for aiding and abetting breach of fiduciary duty, misappropriation of trade secrets, and breach of contract. TiVo Research is seeking damages and injunctive relief, as well as other remedies. The defendants deny TiVo Research’s allegations. With respect to the claims alleging patent infringement by Kantar, on February 22, 2016, the District Court entered an order granting Kantar's motion for summary judgment of invalidity under Section 101 as to each of TiVo Research's asserted patent claims. Trial on TiVo Research’s non-patent claims remains scheduled for May 23, 2016.
Facilities Leases
The Company leases its corporate headquarters, located in San Jose, California, comprising a total of 176,254 square feet of office space. The corporate headquarters houses its administrative, sales and marketing, customer service, and product development activities, under a lease that expires on January 31, 2017. The Company also has operating leases for sales and administrative office space in New York City, New York; Denver, Colorado; Durham, North Carolina and Warsaw, Poland. The leases generally provide for base monthly payments with built-in base rent escalations periodically throughout the lease term. All the Company's property leases are deemed operating leases.
Rent expense is recognized using the straight-line method over the lease term and for fiscal years ended January 31, 2016, 2015, and 2014 was $3.6 million, $3.4 million, and $3.2 million, respectively. Operating lease cash payments for the fiscal years ended January 31, 2016, 2015, and 2014 were $3.7 million, $3.7 million, and $3.7 million, respectively. Future minimum operating lease payments as of January 31, 2016, are as follows:

Fiscal Year Ending January 31,	Lease Payments
(In thousands)
2017	$3,750
2018	$722
2019	$545
Total	$5,017
10. TRANSITION AND RESTRUCTURING
Our transition and restructuring costs and liabilities relate to the Transition Agreement entered into with our former chief executive officer, Thomas Rogers, effective as of January 30, 2016, pursuant to which Mr. Rogers will receive the compensation and benefits under his employment agreement. The total transition and restructuring charge during the twelve months ended January 31, 2016 was $12.8 million which was comprised of a cash sum equal to $5.4 million, stock-based compensation of $6.4 million from fully accelerating the vesting of all unvested equity-related awards held by Mr. Rogers, and legal and other expenses of $1.0 million. These costs are incremental expenses to compensation expenses related to Mr. Rogers services as chief executive officer through January 29, 2016, which were recorded as general and administrative expenses. Equity-related awards with accelerated vesting included 1,065,916 market-based awards, 341,666 restricted stock awards, and 240,000 stock-settled restricted stock units.
As of January 31, 2016, the transition and restructuring liabilities of $6.5 million are included in the accrued liabilities line item in our Consolidated Balance Sheets. These liabilities will be paid at various dates through December 31, 2016.
11. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of January 31,
	2016	2015
	( in thousands)
4.0% Notes due 2016	$132,500	$172,500
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(43,638)	(49,938)
Net carrying amount of 2.0% Notes due 2021	186,362	180,062
Total convertible debt	318,862	352,562
Less: Convertible short-term debt	132,500	—
Convertible long-term debt	$186,362	$352,562

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
The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016:

	Fiscal Year Ended January 31,
	2016	2015
	(In Thousands)
Contractual interest coupon	$6,376	$6,900
Amortization of debt issuance costs	884	961
Total interest cost recognized	$7,260	$7,861

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
The Company pays cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and are amortized to interest expense over the term of the 4.0% Notes due 2016. As of January 31, 2016, unamortized deferred issuance cost was $91,000.
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
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of January 31, 2016, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021:

	Fiscal Year Ended January 31,
	2016	2015
	(In Thousands)
Contractual interest coupon	$4,600	$1,648
Amortization of debt issuance cost	702	250
Amortization of debt discount	6,301	2,171
Total interest cost recognized	$11,603	$4,069

The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $43.6 million as of January 31, 2016 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 5.7 years.
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
The Company will pay cash interest on the 2.0% Notes due 2021 at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2% Notes due 2021. As of January 31, 2016, unamortized deferred issuance cost was $4.0 million.
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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. Settlement of the convertible note hedge transactions through net share settlement is expected to result in the Company receiving a number of shares equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of January 31, 2016 the Company had not received any shares under the convertible note hedge transactions.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of January 31, 2016, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.
12. EQUITY INCENTIVE PLANS
1999 Equity Incentive Plan
In April 1999, the Company’s stockholders approved the 1999 Equity Incentive Plan (the 1999 Plan). No stock-based awards were granted after the 1999 Plan from August 6, 2008. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Plan.
1999 Employee Stock Purchase Plan
In July 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan”). The Employee Stock Purchase Plan provides a means for employees to purchase TiVo common stock through payroll deductions of up to 15% of their base compensation. The Company offers the common stock purchase rights to eligible employees, generally all full-time employees who have been employed for at least 10 days. This plan allows for common stock purchase rights to be granted to employees of TiVo at a price equal to the lower of 85% of the fair market value on the first day of the offering period or on the common stock purchase date. This plan incorporates up to a one-year look back feature in its provisions which resets the offering price during the one-year look back period if the Company’s common stock purchase price on the purchase date is lower than its price on the commencement of the offering. Each offering consists of up to two purchase periods. The purchase periods are generally six months in length and begin January 1 and July 1 of each year. Under the Employee Stock Purchase Plan, the Board may, in the future, specify offerings up to 27 months. As of January 31, 2016, the total number of shares reserved for issuance under this plan is 10,000,000. As of January 31, 2016, 565,268 shares remain available for future purchases.
2008 Equity Incentive Award Plan
In August 2008, the Company’s stockholders approved the 2008 Equity Incentive Award Plan (the "2008 Plan”). The 2008 Plan permits the granting of stock options, non-vested stock awards (also known as restricted stock), stock appreciation rights, performance share awards, performance stock-unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, performance bonus wards, and performance-based awards. The 2008 Plan allows the grant of options to purchase shares of the Company’s common stock to employees and other individuals at a price equal to the fair market value of the common stock at the date of grant. The options granted to new employees typically vest 25% after the first year of service, and the remaining 75% vest monthly over the next 36 months. The vesting period for options granted to continuing employees may vary, but typically vest monthly over a 48 month period. Annual grants of restricted stock made to continuing employees typically vest 17% every 6 months over a 36 months period. Options expire 7 years after the grant date, based on continued service. If the optionee’s service terminates, options expire 90 days from the date of termination except under certain circumstances such as death or disability. The number of shares authorized for option grants under the 2008 Plan is 36,076,116. Any awards granted under the 1999 plan that are canceled after August 6, 2008 become available for grant under the 2008 Equity Incentive Award Plan. Any grants of restricted stock awards will reduce shares available for grant at a 1.5:1 ratio. Under the 2008 Equity Incentive Award Plan, in general, grants of full value awards (as defined in the plan but generally relate to restricted stock and similar awards) must vest over a period of not less than three years (or, in the case of vesting based upon the attainment of performance goals or other performance-based objectives, over a period of not less than one year measured from the commencement of the period over which performance is evaluated) following the date the award is granted. As of January 31, 2016, 6,332,232 shares remain available for future stock based award grants.
In the event of a change in control of the Company and subsequent termination of certain employees, 25% to 100% of unvested awards would be subject to acceleration as of the date of such termination.
Stock Options Activity
A summary of the stock options activity and related information for the fiscal years ended January 31, 2016, 2015, and 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 31, 2013	8,657	$7.42	3.84	$51,431
Grants	235	12.12
Exercises	(1,014)	7.76
Forfeitures or expirations	(214)	9.89
Outstanding at January 31, 2014	7,664	$7.45	2.94	$38,064
Grants	8	12.39
Exercises	(835)	7.41
Forfeitures or expirations	(108)	11.93
Outstanding at January 31, 2015	6,729	$7.40	1.96	$21,179
Grants	—	—
Exercises	(2,136)	6.63
Forfeitures or expirations	(46)	11.38
Outstanding at January 31, 2016	4,547	$7.71	1.48	$3,890
The aggregate intrinsic value in the preceding table is based on options with an exercise price less than the Company’s closing stock price of $7.98 as of January 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date. Total intrinsic value of options exercised was $8.8 million, $4.5 million, and $4.8 million for the twelve months ended January 31, 2016, 2015, and 2014, respectively.
The following table summarizes information about options outstanding at January 31, 2016:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Prices
	(in thousands)			(in thousands)
$ 5.25 - $ 5.25	7	0.89	$5.25	7	$5.25
$ 5.53 - $ 6.18	1,401	1.13	$6.18	1,401	$6.18
$ 6.39 - $ 6.71	625	0.38	$6.57	625	$6.57
$ 6.78 - $ 7.38	256	1.15	$7.32	256	$7.32
$ 7.49 - $ 7.49	545	1.39	$7.49	545	$7.49
$ 7.54 - $ 8.87	251	1.55	$8.11	248	$8.11
$ 8.94 - $ 8.94	762	2.15	$8.94	762	$8.94
$ 8.95 - $ 10.73	459	2.16	$9.73	442	$9.73
$ 10.80 - $ 17.16	236	3.47	$12.38	176	$12.46
$ 18.17 - $ 18.17	5	1.22	$18.17	5	$18.17
Total	4,547	1.48	$7.71	4,467	$7.65

Net cash proceeds from the exercise of stock options were $8.0 million, $5.9 million, and $7.9 million for the twelve months ended January 31, 2016, 2015, and 2014, respectively. Information regarding stock options outstanding at January 31, 2016 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Options outstanding	4,547	$7.71	1.48	$3,890
Options vested and expected to vest	4,541	$7.71	1.48	$3,890
Options exercisable	4,467	$7.65	1.43	$3,890
Restricted Stock Awards ("RSAs") / Restricted Stock Units ("RSUs")
The Company had 5.2 million RSAs and RSUs outstanding as of January 31, 2016. The grant of these RSAs and RSUs has been deducted from the shares available for grant under the Company’s stock option plans. Aggregate intrinsic value of RSAs and RSUs at January 31, 2016 was $41.2 million based on the Company’s closing stock price on January 31, 2016. The total fair value of RSAs and RSUs vested was $24.6 million, $33.7 million, and $38.6 million for the twelve months ended January 31, 2016, 2015, and 2014, respectively.
The following table summarizes the activities for the Company’s unvested RSAs and RSUs for the three years ended January 31, 2016, 2015, and 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Unvested stock at January 31, 2013	5,477	$10.85
Granted	2,979	$12.27
Vested	(3,197)	$12.08
Forfeited	(472)	$11.47
Unvested stock at January 31, 2014	4,787	$11.88
Granted	2,834	$11.05
Vested	(2,789)	$12.08
Forfeited	(272)	$11.61
Unvested stock at January 31, 2015	4,560	$11.26
Granted	2,812	$9.86
Vested	(2,049)	$12.03
Forfeited	(156)	$11.64
Unvested stock at January 31, 2016	5,167	$10.09
Performance and Market-Based Awards
In fiscal year 2010, the Company awarded 300,000 shares of restricted stock to the Company’s former Chief Executive Officer that would vest over a five-year period. The vesting conditions of these awards are tied to the market value of the Company's common stock. The fair value of these 300,000 shares of market-based restricted stock units was estimated using a Monte-Carlo analysis. On March 28, 2013 the board approved the modification of 240,000 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized related to these market-based awards was approximately $359,000, $600,000, and $519,000 for the fiscal years ended January 31, 2016, 2015, and 2014, respectively. Additionally, vesting of these shares awarded to the Company's former Chief Executive Officer were accelerated as part of his transition agreement resulting in an additional one-time charge of $300,000. Refer to Note 10 for further information on his transition agreement.
In fiscal year 2012, the Company awarded 225,000 shares of restricted stock to the Company's former Chief Executive Officer that would vest over a three-year period. The vesting conditions of 150,750 shares are tied to the subscriptions and annual gross margin performance. The performance goals were met during the fiscal year ended January 31, 2013. The remaining 74,250 shares are tied to the market value of the Company's common stock. The fair value of 74,250 shares of market-based restricted stock awards was estimated using a Monte-Carlo analysis. The probability of satisfying a market condition is also considered in the estimate of grant-date fair value when the Monte Carlo simulation is used. On March 28, 2013 the board approved the modification of 74,250 unvested shares of the market-based awards and extends the performance period to January 31, 2018. Total compensation cost recognized was $77,000, $129,000 and $628,000 for the fiscal years ended January 31, 2016, 2015 and 2014 respectively. Additionally, vesting of these shares awarded to the Company's former Chief Executive Officer were accelerated as part of his transition agreement resulting in an additional one-time charge of $64,000. Refer to Note 10 for further information on his transition agreement.
In fiscal year 2014, the Company awarded 275,000 shares of restricted stock in the aggregate to the Company's former Chief Executive Officer that would vest over the shorter of a three-year period or upon achievement of specified performance conditions. The vesting conditions of 275,000 shares are tied to the annual Adjusted EBITDA performance or the market value of the Company's common stock. In addition, the Company also awarded 150,248 shares of restricted stock to certain executive officers and will vest immediately upon achievement of the goal. The performance goals were met and total compensation cost recognized was $3.6 million for the fiscal year ended January 31, 2014.
In fiscal year 2015, the Company awarded 450,000 shares of restricted stock to the Company's former Chief Executive Officer that would vest over the four-year period. The vesting conditions of these 450,000 shares are tied to TiVo's total shareholder return as compared to the total shareholder return of the companies comprising the Russell 2000 Index during the vesting period. In addition, the Company also awarded 289,748 shares of restricted stock in the aggregate to certain executive officers that have similar vesting periods and conditions as those described for our Chief Executive Officer. The fair value of these shares of market-based restricted stock units was estimated using a Monte-Carlo analysis and was calculated to be $6.4 million. As the measurement period of these goals is over multiple years, no goals have yet been achieved. Total compensation cost recognized was $2.2 million and $1.6 million for the fiscal years ended January 31, 2016 and 2015. Additionally, vesting of the 450,000 shares awarded to the Company's former Chief Executive Officer was accelerated as part of his transition agreement resulting in an additional one-time charge of $1.4 million. Refer to Note 10 for further information on his transition agreement. As of January 31, 2016, $743,000 of total unrecognized compensation cost related to the 289,748 awards granted to other executives is expected to be recognized over the remaining vesting period of 2 years.
In fiscal year 2016, the Company awarded 450,000 shares of restricted stock to the Company's former Chief Executive Officer that would vest over the four-year period. The vesting conditions of these 450,000 shares are tied to TiVo's total shareholder return as compared to the total shareholder return of the companies comprising the Russell 2000 Index during the vesting period. In addition, the Company also awarded 375,000 shares of restricted stock in the aggregate to certain executive officers that have similar vesting periods and conditions as those described for our Chief Executive Officer. The fair value of these shares of market-based restricted stock units was estimated using a Monte-Carlo analysis and was calculated to be $6.1 million. As the measurement period of these goals is over multiple years, no goals have yet been achieved. Total compensation cost recognized was $1.6 million for the fiscal year ended January 31, 2016. Additionally, vesting of the 450,000 shares awarded to the Company's former Chief Executive Officer was accelerated as part of his transition agreement resulting in an additional one-time charge of $2.4 million. Refer to Note 10 for further information on his transition agreement. As of January 31, 2016, $1.6 million of total unrecognized compensation cost related to the 375,000 awards granted to other executives is expected to be recognized over the remaining vesting period of 3 years.
13. STOCK-BASED COMPENSATION
Total stock-based compensation for the twelve months ended January 31, 2016, 2015, and 2014, respectively is as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(In thousands)
Cost of service and software revenues	$1,778	$1,870	$2,032
Cost of technology revenues	1,423	1,247	1,626
Cost of hardware revenues	132	251	304
Research and development	7,458	11,460	13,717
Sales and marketing	4,754	4,765	5,631
General and administrative	13,381	14,088	14,455
Transition and restructuring	6,399	—	—
Stock-based compensation before income taxes	$35,325	$33,681	$37,765
Income tax benefit	$(9,941)	$(7,509)	$(9,789)
Total stock-based compensation	$25,384	$26,172	$27,976
As of January 31, 2016, $463,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.33 years. As of January 31, 2016, $22.2 million of total unrecognized compensation costs related to unvested restricted stock, restricted stock units, market-based awards and performance stock awards is expected to be recognized over a weighted-average period of 1.69 years.
The Company used the alternative transition method which included a simplified method to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies.
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

Market-based awards consist of grants certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions. The fair value of the market-based awards is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.
The weighted average assumptions used for the twelve months ended January 31, 2016, 2015, and 2014, respectively, and the resulting estimates of weighted-average fair value per share of options and ESPP shares granted during those periods are as follows:

	ESPP			Stock Options			Market-based Awards
	Fiscal Year Ended January 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Expected life (in years)	0.80	0.82	0.80	*	4.40	4.39	**	**	**
Volatility	29%	48%	57%	*	46%	51%	34%	37%	57%
Average risk free interest rate	0.10%	0.13%	0.64%	*	1.54%	1.07%	1.04%	1.29%	0.56%
Dividend Yield	—%	—%	—%	*	—%	—%	—%	—%	—%
Correlation Coefficient	**	**	**	**	**	**	58%	53%	**
Weighted-average fair value during the period	$3.43	$3.72	$3.21	*	$4.84	$5.12	$7.37	$8.70	$10.58

(*)	The Company granted no options during the twelve months ended January 31, 2016.
(**)	The assumption was not utilized for the instrument in the corresponding period.
14. STOCK REPURCHASES
During the three past fiscal years ending January 31, 2016, we have made open-market purchases totaling 37,923,940 shares of our common stock for an aggregate purchase price of $466.6 million. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of January 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. This transaction was made using funds approved under the current discretionary share repurchase program. Any future repurchase or repayment of 4.0% Notes due 2016 will be made using the funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $243.9 million.
The shares repurchased under our repurchase programs and the total cost of repurchased shares, including commissions, during the fiscal years ended January 31, 2016, 2015, and 2014 were as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Shares repurchased	1,889,226	27,247,761	8,786,953
Total cost of repurchased shares (In thousands)	$20,330	$345,815	$100,468
15. RETIREMENT PLANS
In December 1997, the Company established a 401(k) Retirement Plan (the "Retirement Plan”) available to employees who meet the plan’s eligibility requirements. Participants may elect to contribute a percentage of their compensation to the Retirement Plan up to a statutory limit. Participants are fully vested in their contributions. As of January 1, 2014, the Company has elected to match 50% of the contributions made by employees who have elected to participate in its 401(k) Plan, including executives, up to $3,000 annually. This match is accrued for on a monthly basis and contributed to the 401(k) accounts of all participating employees annually on January 31st each year for the preceding calendar year. During the fiscal years ended January 31, 2016 and 2015, TiVo has expensed $1.4 million and $1.3 million in 401(k) match expense. TiVo is under no obligation to continue matching future employee contributions and at the Company's discretion may change its practices at any time.

16. INCOME TAXES
The following table presents the profit/loss before income taxes for domestic and foreign operations:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Domestic	$35,795	$53,213	$103,905
Foreign	2,223	—	—
Total	$38,018	$53,213	$103,905
The income tax expense in fiscal year 2016 and 2015 is primarily related to federal and state current and deferred taxes adjusted for permanent and temporary differences. The income tax benefit in fiscal year 2014 is primarily due to release of valuation allowance.

	Fiscal Year Ended January 31,
	2016	2015	2014
Current:	(in thousands)
Federal	$(658)	$20,493	$(38)
State	761	5,982	3,240
Foreign	2,157	538	—
Total	$2,260	$27,013	$3,202
Deferred:
Federal	$13,188	$(1,289)	$(167,382)
State	1,108	(3,343)	(3,731)
Foreign	(235)	—	—
Total	$14,061	$(4,632)	$(171,113)
Provision (benefit) for income taxes	$16,321	$22,381	$(167,911)
The income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Federal tax at statutory rate	$13,308	$18,625	$36,367
State taxes	1,742	757	1,628
Stock based compensation	534	235	559
Federal research tax credit	(1,561)	(1,682)	333
Non-deductible compensation expense	1,251	4,448	3,209
Non-deductible acquisition expenses	1,338	—	—
Non-deductible expenses and other	65	639	1,163
Domestic manufacturing deduction	—	(641)	—
Foreign Rate differential	(356)	—	—
Change in valuation allowance	—	—	(211,170)
Total tax expense (benefit)	$16,321	$22,381	$(167,911)
The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below:

	As of January 31,
	2016	2015
Deferred tax assets:	(in thousands)
Net operating loss carryforwards	$34,869	$21,726
Research and alternative minimum tax credits	24,809	19,144
Deferred revenue and rent	111,330	144,116
Capitalized research and development	3,153	4,680
Stock-based compensation	12,863	11,605
Other	12,556	14,579
Total deferred tax assets	199,580	215,850
Deferred tax liabilities:
TiVo Research, Cubiware, and Digitalsmiths intangibles	(17,721)	(18,536)
Total deferred tax liabilities	(17,721)	(18,536)
Valuation allowance	(28,728)	(27,041)
Net deferred tax assets (liabilities)	$153,131	$170,273
The table of deferred tax assets and liabilities shown above excludes deferred tax assets that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The Company recognizes excess tax benefits from stock-based awards in additional paid-in capital if an incremental tax benefit is realized from a reduction in taxes payable, after all other available tax attributes have been utilized. The Company accounts for the indirect effects of stock-based awards on other tax attributes, such as research tax credits, through the Consolidated Statements of Operations. The tax benefit realized from excess stock options exercised and restricted stock units vested for the years ended January 31, 2016 and 2015 was $0 and $1.8 million.
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
The Company uses a single sales factor to apportion income for California purposes. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that such deferred assets will be recognized under current California law. The valuation allowance on its California deferred tax assets as of January 31, 2016 and 2015 was $27.3 million and $26.1 million.
As of January 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purpose of approximately $73.5 million and $173.1 million, respectively, available to reduce future income subject to income taxes.
Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined in Section 382 of the Internal Revenue Code. The Company has determined that there have been multiple ownership changes since inception of the Company. However, the ownership changes do not place any limitation on the utilization of net operating losses and tax credit carryforwards. The Company had an acquisition during the fiscal year ended January 31, 2015 for which Section 382 applies. The additional federal net operating loss from this acquisition after the Section 382 limitation was approximately $39.3 million immediately after the acquisition. Approximately zero and $12.5 million of the acquired federal net operating loss was used during the year ended January 31, 2016 and January 31, 2015, respectively.
The federal net operating loss carryforwards expire beginning in fiscal years ending 2030 through 2036. The state net operating loss carryforwards expire beginning in fiscal year ending 2017 through 2026. As of January 31, 2016, unused research and development tax credits of approximately $25.4 million and $39.4 million, respectively, are available to reduce future federal and California income taxes. The federal research credit carryforwards will begin to expire, if not utilized, in fiscal year 2024. California research and experimental tax credits carry forward indefinitely until utilized.
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
On December 18, 2015, the Protecting Americans from Tax hikes Act of 2015 was signed into law, which retroactively extends the federal research and development credit from January 1, 2015 through December 31, 2015. As a result, the Company recognized the retroactive benefit of the federal research and development credit of approximately $2.0 million as a discrete item in the fourth quarter of 2016, the period in which the legislation was passed.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in thousands)
Beginning Balance	$17,005	$15,163	14,812
Additions based on tax positions related to current year	1,270	1,396	1,583
Additions for tax positions in prior years	—	—	23
Additions for tax positions related to acquisition	—	446	—
Lapse of statute of limitations	—	—	(154)
Reduction for tax positions of prior years	$—	$—	(1,101)
Ending Balance	$18,275	$17,005	$15,163
The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate would be approximately $7.7 million at January 31, 2016. The remaining unrecognized tax benefits at January 31, 2016 would not affect the Company’s effective tax rate if recognized due to the Company’s California deferred tax assets being fully offset by a valuation allowance.
The Company classifies interest and penalties related to uncertain tax positions in income tax expense, if applicable.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The open tax years for the major jurisdictions are as follows:

Federal	2013 – 2016

California	2012 – 2016
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
17. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the fiscal years ended January 31, 2016, 2015, and 2014 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 have an anti-dilutive effect on the fiscal year ended January 31, 2016 and have been excluded from our calculation of net income per common share for the fiscal year ended January 31, 2016.
The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(income/(loss) in thousands)
Numerator:
Net income	$21,697	$30,832	$271,816
Interest on dilutive notes, net of tax	—	5,005	5,009
Net Income for purpose of computing net income per diluted share	21,697	35,837	276,825
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	92,763,835	106,799,817	118,445,466
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	3,109,979	4,517,457	4,893,804
4% Notes due 2016	—	15,462,193	15,462,193
Denominator for diluted net income per common share	95,873,814	126,779,467	138,801,463
Basic net income per common share	$0.23	$0.29	$2.29
Diluted net income per common share	$0.23	$0.28	$1.99
The weighted average number of shares outstanding used in the computation of diluted net income per share in the fiscal years ended January 31, 2016, 2015, and 2014 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	As of January 31,
	2016	2015	2014
Unvested restricted stock	4,954	219	3,068
Options to purchase common stock	530,202	377,432	592,761
4.0% Notes due 2016	14,267,047	—	—
2.0% Notes due 2021	12,904,679	4,839,255	—
Common stock warrants	12,904,679	4,839,255	—
Total	40,611,561	10,056,161	595,829
Effect of conversion on net income per share. The 2.0% Notes due 2021 have no impact on diluted net income per share until the average quarterly price of our common stock exceeds the conversion price of $17.82 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $17.82 per share using the treasury stock method. If the average price of our common stock exceeds $24.00 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the calculation of net income per share, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 2.0% Notes due 2021 when the stock price is above $17.82 per share.
18. SETTLEMENTS
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
Technology revenues related to the above agreements were $181.6 million, $179.3 million, and $141.6 million for the fiscal years ended January 31, 2016, 2015, and 2014, respectively.
Revenue and cash under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through January 31, 2016 have been:

	Licensing Related Technology Revenues	Cash Received
Fiscal Year Ending January 31,	(in thousands)
2012	$35,275	$117,679
2013	77,340	86,855
2014	141,583	469,776
2015	179,271	93,209
2016	181,591	87,591
Total	$615,060	$855,110
Based on current GAAP, revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T or Verizon agreements) under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility are expected to be recognized (revenues) and received (cash) on an annual basis for the fiscal years as follows:

	Licensing Related Technology Revenues	Minimum Cash Due
Fiscal Year Ending January 31,	(in thousands)
2017	$173,129	$89,595
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021	1,855	—
2022 - 2024	4,483	—
Total	$444,362	$204,313
19. ACQUISITIONS
On May 22, 2015, the Company acquired all outstanding shares of Cubiware Sp. Z.o.o., a privately-held company based in Warsaw, Poland that is a provider of middleware, UI software, and back-office software solutions for set-top boxes to enable interactive television applications, pursuant to a Share Purchase Agreement dated May 22, 2015. This acquisition expands TiVo’s international presence, provides TiVo with a more cost effective product offering for these new developing and emerging markets, and helps TiVo expand into new product categories. The purchase consideration issued includes an initial cash payment of $16.0 million subject to customary working capital adjustments, guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals, and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon achieving certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition. Cubiware’s results of operations and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning May 22, 2015. Acquisition costs, which were expensed as incurred, were approximately $1.1 million. These acquisition costs were primarily comprised of fees for legal and accounting services, travel expenses, and local transfer taxes incurred in connection with the acquisition of Cubiware.
For the purpose of purchase accounting, purchase consideration is comprised of the $19.8 million of cash paid upon acquisition, which includes the initial cash payment of $16.0 million and $3.8 million of working capital adjustments, and the $9.4 million fair value of estimated cash earn-outs contingent upon achieving certain revenue and EBITDA targets for each of the three twelve-month periods following the date of the Company’s acquisition. The fair value of estimated cash earn-outs was determined as the present value of the future cash earn-outs based on probabilities of reaching future revenue and EBITDA targets and by using a present value factor of 15%. Any changes in the fair value of estimated cash earn-outs from events after the acquisition date will be recognized in earnings of each reporting period (See Note 4 for additional information on the changes in the fair value of purchase consideration). The $11.5 million of payments which are contingent upon continued employment of certain key individuals will be expensed as a compensation expense and included in operating expenses as incurred.
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

Cubiware
Purchase Accounting - Opening Balance Sheet
(in thousands)

Assets:
Cash	$3,200
Accounts receivable	1,733
Other current assets	73
Fixed assets	355
Prepaid expenses and other, long-term	90
Deferred tax asset, current	47
Total Assets	$5,498

Liabilities:
Accounts payable	(155)
Accrued liabilities	(143)
Deferred tax liability, long term	(3,173)
Other long-term liabilities	(106)
Total Liabilities	$(3,577)

Intangibles	$16,700
Goodwill	10,436
Total Purchase Consideration	$29,057
The following table presents details of the intangible assets acquired through this business combination (in thousands, except years):

Description	Asset Life in years	Fair Value
Software technology	5 - 6	$8,900
Customer relationships	7 - 9	$7,300
Trade name	8	$500
Total identifiable intangible assets		$16,700
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

Goodwill
The goodwill amount of $10.4 million represents the excess of the purchase price over the fair value of the identified net tangible and intangible assets. The goodwill recognized in this acquisition was derived from expected benefits from future technology, cost synergies, and knowledgeable and experienced workforce who joined the Company after the acquisition. Goodwill will not be amortized, but will be tested instead for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be tax deductible for income tax purposes.
The results of operations related to the acquisition has been included in our Consolidated Statements of Operations from the acquisition date. Pro forma results of operations have not been presented because the acquisition was not material to our results of operations.
The Company has determined that the functional currency of Cubiware is the Polish Zloty. Gains and losses from the translation of Cubiware assets, liabilities, revenues, and expenses into U.S. dollars are credited or charged to foreign currency translation adjustments, included in accumulated other comprehensive loss on our Consolidated Statement of Stockholders’ Equity.
20. SUBSEQUENT EVENTS
Payment of convertible senior notes
On March 15, 2016, the Company paid $132.5 million, the remaining principal on its 4.0% Notes due 2016 in cash. No conversion rights were exercised on the notes.
Restructuring Charges
On February 29, 2016, the Company announced that termination of approximately 50 full time employees and some additional contractors as a part of a plan to better align Company's resources and strategic goals. In connection with this restructuring, the Company expects to record cash charges of $3 million to $4 million before tax for severance pay expenses and related cash expenditures. The Company expects to record a non-cash benefit of $531,000 before tax related to stock-based compensation expense for the modification of restricted stock awards.
21. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly Results of Operations
The following table presents certain unaudited statements of operations data for the Company's eight most recent quarters ended January 31, 2016. In management’s opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair representation of the unaudited information for the quarters presented. This information should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, included elsewhere in this annual report. The results of operations for any quarter are not necessarily indicative of results that may be expected for any future period.

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014	Apr 30, 2014
	(unaudited, in thousands except per share and share amounts)
Revenues
Service and software revenues	$47,557	$44,674	$43,098	$39,849	$40,498	$36,705	$36,909	$35,895
Technology revenues	54,190	58,135	55,998	52,571	51,171	51,359	49,717	50,106
Hardware revenues	21,362	29,506	20,358	22,314	22,463	30,366	25,232	21,058
Net revenues	123,109	132,315	119,454	114,734	114,132	118,430	111,858	107,059
Cost of revenues
Cost of service and software revenues	17,160	17,766	15,171	15,439	17,037	14,970	13,750	13,850
Cost of technology revenues	8,176	10,404	8,710	6,136	5,910	6,567	5,669	4,544
Cost of hardware revenues	23,994	30,837	20,185	22,571	25,041	28,176	22,524	19,764
Total cost of revenues	49,330	59,007	44,066	44,146	47,988	49,713	41,943	38,158
Gross margin	73,779	73,308	75,388	70,588	66,144	68,717	69,915	68,901
Operating expenses
Research and development	28,410	28,027	26,309	25,014	25,265	25,546	25,051	26,347
Sales and marketing	11,662	12,172	11,930	10,941	10,910	10,544	10,284	10,315
Sales and marketing, subscription acquisition costs	5,209	3,612	1,117	1,691	3,455	2,734	1,212	1,505
General and administrative	15,624	13,461	15,880	14,822	14,076	14,292	15,760	15,354
Transition and restructuring	12,820	—	—	—	—	—	—	—
Income from operations	54	16,036	20,152	18,120	12,438	15,601	17,608	15,380
Interest income	1,263	1,067	953	885	969	1,070	964	1,144
Interest expense and other income (expense)	(4,594)	(6,040)	(5,044)	(4,834)	(4,822)	(3,197)	(1,966)	(1,976)
Income (loss) before income taxes	(3,277)	11,063	16,061	14,171	8,585	13,474	16,606	14,548
Benefit from (provision for) income taxes	3,476	(5,783)	(7,722)	(6,292)	(1,529)	(7,129)	(7,299)	(6,424)
Net income	$199	$5,280	$8,339	$7,879	$7,056	$6,345	$9,307	$8,124

Net income per common share
Basic	$—	$0.06	$0.09	$0.09	$0.07	$0.06	$0.08	$0.07
Diluted	$—	$0.06	$0.09	$0.08	$0.07	$0.06	$0.08	$0.07

Income for purposes of computing net income per share:
Basic	199	5,280	8,339	7,879	7,056	6,345	9,307	8,124
Diluted	199	5,280	9,595	9,130	8,308	6,345	10,545	9,375

Weighted average common and common equivalent shares:
Basic	93,050,986	92,759,485	92,382,999	91,454,492	96,287,902	107,497,734	110,036,235	113,381,677
Diluted	95,357,996	95,188,262	110,381,018	110,544,699	115,667,159	111,870,407	129,249,175	133,204,128

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) as of the end of the period covered by this report (“the Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.
Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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

Management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management's Report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2016. Management reviewed the results of its assessment with our Audit Committee.
KPMG LLP, an independent registered public accounting firm, which has audited the consolidated financial statements included in Part II, Item 8 of this report, has issued an audit report on our internal control over financial reporting, as of January 31, 2016, which is included herein.
(c) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during our fourth quarter ended January 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item with respect to our executive officers is incorporated by reference from the information under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled "Executive Officers and Key Employees (as of March 11, 2016)." The information required by this Item with respect to our directors is set forth under the headings “Election of Directors”, "Corporate Governance", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (SEC) in connection with the solicitation of proxies for our 2016 Annual Meeting of Stockholders (2016 Proxy Statement) and is incorporated herein by reference. Such 2016 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
Code of Ethics.
We have adopted a code of ethics that applies to our Interim Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer, and Controller. This code of ethics is posted on our website located at www.tivo.com. We will disclose any amendment to our code of ethics or waiver to our code of ethics that applies to the Company’s Interim Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer, and any other principal financial officer, Controller and any other principal accounting officer, and any other person performing similar functions, including the nature of the waiver and the name of the officer to whom the waiver was granted, in the “Investor Relations” section of our website at www.tivo.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement under the heading “Executive Compensation and Other Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement under the headings "Director Independence" and “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement under the heading “Independent Auditor Fees and Services.”

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

TIVO INC.

Date:	March 17, 2016	/S/ NAVEEN CHOPRA
Naveen Chopra
Interim Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Naveen Chopra and Matthew Zinn and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NAVEEN CHOPRA Naveen Chopra	Interim Chief Executive Office and Chief Financial Officer (Principal Executive and Financial Officer)	March 17, 2016

/S/ PAVEL KOVAR Pavel Kovar	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2016

/S/ PETER AQUINO Peter Aquino	Director	March 17, 2016

/S/ WILLIAM CELLA William Cella	Director	March 17, 2016

/S/ JEFFREY HINSON Jeffrey Hinson	Director	March 17, 2016

/S/ DANIEL MOLONEY Daniel Moloney	Director	March 17, 2016

/S/ THOMAS S. ROGERS Thomas S. Rogers	Chairman of the Board of Directors	March 17, 2016

/S/ WINIFRED WEBB Winifred Webb	Director	March 17, 2016

/S/ DAVID YOFFIE David Yoffie	Director	March 17, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date / Period End Date
2.1	Agreement and Plan of Merger, dated January 29, 2014, by and among TiVo Inc., Digitalsmiths Corporation, Dragonfly Merger Corp., Shareholder Representative Services LLC, solely in its capacity as the exclusive representative of the indemnifying parties and U.S. Bank National Association, as the escrow agent.	8-K	2.1	1/29/2014
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	9/10/2007
3.2	Third Amended and Restated Bylaws, dated as of November 13, 2015.	8-K	3.1	11/17/2015
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.1	1/19/2011
4.2	Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo.	8-K/A	4.2	1/19/2011
4.3	Global Note, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.83	3/14/2011
4.4	Global Note, dated as of March 30, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/31/2011
4.5	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	9/23/2014
4.6	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	4.2	9/23/2014
10.1*	Form of Indemnification Agreement between TiVo Inc. and its officers and directors.	S-1	10.1	7/22/1999
10.2*	TiVo Inc. Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan and related documents.	10-Q	10.3	12/10/2004
10.3*	TiVo Inc. Amended & Restated 1999 Equity Incentive Plan and related documents.	10-Q	10.7	9/9/2005
10.4*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan.	10-Q	10.2	8/31/2012
10.5*	TiVo Inc. Amended & Restated 1999 Employee Stock Purchase Plan Offering Document.	10-K	10.5	Filed herewith.
10.6*	TiVo Inc. Amended & Restated 2008 Equity Incentive Award Plan.	10-Q	10.3	9/2/2014
10.7*	Form of Stock Option Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.4	9/9/2005
10.8*	Form of Stock Appreciation Rights Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-Q	10.5	9/9/2005
10.9*	Form of Employee Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.10	4/15/2008
10.10*	Form of Director Restricted Stock Bonus Agreement for Amended & Restated 1999 Equity Incentive Plan.	10-K	10.11	4/15/2008
10.11*	Form of Stock Option Agreement for Amended & Restated 1999 Non-Employee Directors’ Stock Option Plan.	10-K	10.1	4/16/2007
10.12*	Form of Stock Option Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	9/9/2008
10.13*	Form of Restricted Stock Bonus Notice and Agreement for 2008 Equity Incentive Plan.	10-Q	10.2	11/27/2013
10.14*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (stock-settled).	10-Q	10.4	9/9/2008
10.15*	Form of Restricted Stock Unit Notice and Agreement for 2008 Equity Incentive Plan (cash-settled).	10-K	10.15	3/23/2012
10.16*	Form of Senior Vice President Change of Control Terms and Conditions Agreement.	10-K	10.17	3/31/2010
10.17*	Form of Vice President Change of Control Terms and Conditions Agreement.	10-K	10.18	3/31/2010

10.18+	Amended & Restated Development Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.7	12/10/2008
10.19+	Letter Addendum between TiVo Inc. and DIRECTV Inc., dated as of April 20, 2009, to the Amended & Restated Development Agreement, dated as of September 2, 2008.	10-Q	10.1	6/9/2009
10.20	Notice by DIRECTV to Extend the Amended and Restated Development Agreement between TiVo Inc. and DIRECTV, LLC (formerly DIRECTV, Inc.) dated July 28, 2014	8-K	10.1	7/31/2014
10.21+	Second Amended & Restated Services Agreement, dated as of September 2, 2008, between TiVo Inc. and DIRECTV Inc.	10-Q	10.8	12/10/2008
10.22+	First Amendment to the Second Amended & Restated Services Agreement, dated as of March 30, 2010, between DIRECTV, Inc. and TiVo Inc.	10-Q	10.6	6/6/2011
10.23	Lease Agreement, dated as of October 6, 1999, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	10-Q	10.24	11/15/1999
10.24	First Amendment to Lease Agreement, dated as of February 1, 2006, between WIX/NSJ Real Estate Limited Partnership and TiVo Inc.	8-K	10.1	5/1/2006
10.25	Subordination, Non-Disturbance, and Attornment Agreement, effective as of October 6, 2006, between Greenwich Capital Financial Products, Inc. and TiVo Inc.	10-K	10.32	4/16/2007
10.26	Second Amendment to Lease Agreement, dated as of May 1, 2009, between TiVo Inc. and Bixby Technology Center, LLC as successor-in-interest to WIX/NSJ Real Estate Limited Partnership.	10-Q	10.3	9/9/2009
10.27	Third Amendment to Lease Agreement, dated as of February 17, 2010, between TiVo Inc. and Bixby Technology Center, LLC.	10-K	10.45	3/31/2010
10.28	Fourth Amendment to Lease Agreement, dated as of January 25, 2011, between Bixby Technology Center, LLC and TiVo Inc.	8-K	10.1	2/22/2011
10.29	Fifth Amendment to Lease Agreement, dated as of March 26, 2012, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	6/1/2012
10.30	Sixth Amendment to Lease Agreement, dated as of March 26, 2013, between Bixby Technology Center, LLC and TiVo Inc.	10-Q	10.1	5/31/2013
10.31	Seventh Amendment to Lease Agreement, dated as of October 24, 2013 between Bixby Technology, LLC and TiVo Inc.	10-Q	10.1	11/27/2013
10.32	Eight Amendment to Lease Agreement, dated June 17, 2014, between TiVo Inc. and ECI Four Gold Street, LLC.	10-Q	10.1	9/2/2014
10.33	Subordination Agreement; Acknowledgment of Lease Assignment, Attornment and Non-Disturbance Agreement, dated as of November 14, 2013, between ECI Four Gold Street LLC, TiVo Inc. and Wells Fargo Bank, National Association.	10-K	10.31	3/14/2014
10.34*	Summary of TiVo Inc. Fiscal Year 2015 Bonus Plan for Executive Officers.	8-K	10.1	5/1/2014
10.35*	Summary of TiVo Inc. Fiscal Year 2016 Bonus Plan for Executive Officers.	8-K	10.1	4/20/2015
10.36+	Consolidated Licensed Data and Services Agreement between TiVo Inc. and Tribune Media Services, Inc., dated as of November 1, 2010.	10-K	10.7	3/14/2011
10.37*	Fourth Amended & Restated Employment Agreement between TiVo Inc. and Thomas Rogers, effective September 13, 2012.	10-Q	10.1	6/2/2015
10.38*	Third Amended & Restated Change of Control Terms and Conditions Agreement between TiVo Inc. and Thomas S. Rogers, effective September 13, 2012.	10-Q	10.3	11/30/2012
10.39*	Transition Agreement between TiVo Inc. and Thomas S. Rogers, dated November 13, 2015.	8-K	10.1	11/17/2015
10.40*	Interim Employment Agreement between TiVo Inc. and Naveen Chopra, dated as of January 30, 2016.	10-K	10.40	Filed herewith.
10.41	Indenture, dated as of March 10, 2011 between TiVo Inc. and Wells Fargo Bank, National Association, as Trustee.	10-K	10.82	3/14/2011
10.42+	Settlement and Patent License between TiVo Inc. and DISH Network Corporation and EchoStar Corporation, dated as of April 29, 2011.	10-Q	10.1	6/6/2011
10.43+	Mutual Termination Agreement between TiVo Inc., on the one hand, and Comcast Corporation and Comcast STB DVR Software LLC, on the other hand, dated May 5, 2011.	10-Q	10.2	9/9/2011

10.44+	Settlement and Patent License between TiVo Inc. and AT&T, Inc. dated as of January 3, 2012.	10-K	10.52	3/23/2012
10.45*	Sublease Agreement, between TiVo Inc. and Thomas S. Rogers, dated as of February 1, 2016.	10-K	10.45	Filed herewith.
10.46+	Settlement and Patent License between TiVo Inc. and Verizon Communications Inc., effective September 21, 2012.	10-Q/A	10.1	1/25/2013

10.47+	Settlement and Patent License Agreement between TiVo Inc., Cisco Systems, Inc. and Google, Inc., effective July 2, 2013.	10-Q	10.1	8/30/2013
10.48+	Settlement and Patent License Agreement between TiVo Inc. and ARRIS Group, Inc., effective July 2, 2013.	10-Q	10.2	8/30/2013
10.49*	Form of Acknowledgment of Executive Stock Ownership and Incentive Compensation Clawback Policies.	8-K	10.1	12/17/2013
14.1	TiVo Code of Conduct, as amended March 25, 2009.	8-K	14.1	3/31/2009
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
24.1	Power of Attorney of this Annual Report on Form 10-K.	See signature page.
31.1
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated March 17, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		Filed herewith.
31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 17, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
		Filed herewith.
32.1**
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated March 17, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		Filed herewith.
32.2**	Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated March 17, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS***	XBRL Instance Document	Filed herewith.
101.SCH***	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+	Confidential treatment granted as to portions of this exhibit.
++	Confidential treatment has been requested as to portions of this exhibit.
*	Management contract or compensatory plan or arrangement.
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