Form 10-Q
period 2016-04-30
TIVO INC
filed 2016-05-31
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 99,703,587 as of May 26, 2016.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended April 30, 2016

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

•
our expectations regarding growth in the future next-generation video services market for our services, software, and technology for both our hardware and in-home and outside-of-the-home cloud-based solutions, which will be impacted by alternatives to and competitors with our products, such as broadband content delivered by MSOs to their customers' computers and mobile devices (such as TV Everywhere), video delivered on demand to an MSO end-user's set-top box (VOD), and network DVRs;

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

•
our expectations regarding a future decrease in the amount of our research and development spending and our associated ability to remain a competitive technology innovator and invest significant resources in next-generation video services;

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

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value; and

•	our expectations of growth from our acquisitions of Digitalsmiths Corporation ("Digitalsmiths") and Cubiware Sp. Z.o.o. ("Cubiware");

•
our expectations regarding the consummation of the transactions contemplated by the Agreement and Plan of Merger among Rovi Corporation, TiVo, Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc. (the "TiVo Merger"), the potential benefits of such transactions and the timing of the consummation of such transactions;

•	our expectations that the TiVo Merger will constitute a Fundamental Change and a Make-Whole Fundamental Change under the 2.0% Notes due 2021;

•
our expectations that we may seek to unwind the convertible note hedge transactions entered into in connection with the 2.0% Notes due 2021 concurrently with or prior to the consummation of the TiVo Merger; and

•	our expectations that we may seek to unwind the warrant transactions entered into in connection with the 2.0% Notes due 2021 concurrently with or prior to the consummation of the TiVo Merger.
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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	April 30, 2016	January 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,502	$159,392
Short-term investments	385,136	486,677
Accounts receivable, net of allowance for doubtful accounts of $484 and $521, respectively	49,156	55,654
Inventories	17,628	17,535
Deferred cost of technology revenues, current	4,105	3,910
Prepaid expenses and other, current	10,846	12,717
Total current assets	584,373	735,885
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $57,799 and $56,188, respectively	13,046	12,629
Intangible assets, net of accumulated amortization of $44,319 and $41,471, respectively	55,548	57,627
Deferred cost of technology revenues, long-term	12,153	12,277
Goodwill	109,215	108,735
Deferred tax assets, long-term	152,516	155,719
Prepaid expenses and other, long-term	7,086	6,934
Total long-term assets	349,564	353,921
Total assets	$933,937	$1,089,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$21,957	$21,243
Accrued liabilities	45,014	53,305
Deferred revenue, current	160,845	166,361
Convertible senior notes, current	—	132,409
Total current liabilities	227,816	373,318
LONG-TERM LIABILITIES
Deferred revenue, long-term	159,968	179,133
Convertible senior notes, long-term	184,187	182,382
Deferred tax liability, long-term	2,557	2,588
Other long-term liabilities	8,524	7,466
Total long-term liabilities	355,236	371,569
Total liabilities	583,052	744,887
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 145,679,013 and 143,473,136, respectively, and outstanding shares are 99,618,688 and 98,206,449, respectively	144	142
Treasury stock, at cost: 46,060,325 and 45,266,687 shares, respectively	(552,124)	(545,744)
Additional paid-in capital	1,258,396	1,251,865
Accumulated deficit	(353,828)	(357,983)
Accumulated other comprehensive income (loss)	(1,703)	(3,361)
Total stockholders’ equity	350,885	344,919
Total liabilities and stockholders’ equity	$933,937	$1,089,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended April 30,
	2016	2015
Revenues
Service and software revenues	$46,146	$39,849
Technology revenues	53,568	52,571
Hardware revenues	7,543	22,314
Net revenues	107,257	114,734
Cost of revenues
Cost of service and software revenues	16,250	15,439
Cost of technology revenues	7,309	6,136
Cost of hardware revenues	10,510	22,571
Total cost of revenues	34,069	44,146
Gross margin	73,188	70,588
Research and development	27,984	25,014
Sales and marketing	10,503	10,941
Sales and marketing, subscription acquisition costs	1,145	1,691
General and administrative	20,551	14,822
Transition and restructuring	3,728	—
Total operating expenses	63,911	52,468
Income from operations	9,277	18,120
Interest income	1,257	885
Interest expense and other income (expense)	(4,331)	(4,834)
Income before income taxes	6,203	14,171
Provision for income taxes	(2,048)	(6,292)
Net income	$4,155	$7,879

Net income per common share
Basic	$0.04	$0.09
Diluted	$0.04	$0.08

Income for purposes of computing net income per share:
Basic	$4,155	$7,879
Diluted	$4,155	$9,130

Weighted average common and common equivalent shares:
Basic	94,539,000	91,454,492
Diluted	96,477,034	110,544,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015

Net income	$4,155	$7,879
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	263	15
Foreign currency translation adjustments	1,395	—
Total comprehensive income, net of tax	$5,813	$7,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,155	$7,879
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	4,624	3,758
Stock-based compensation expense	5,645	7,125
Amortization of discounts and premiums on investments	1,013	1,478
Change in fair value of contingent purchase consideration	321	—
Deferred income taxes	1,296	5,834
Amortization of debt issuance costs and debt discount	1,957	1,955
Allowance for doubtful accounts	6	54
Changes in assets and liabilities:
Accounts receivable	6,605	986
Inventories	(93)	(2,076)
Deferred cost of technology revenues	(114)	109
Prepaid expenses and other	2,046	2,150
Accounts payable	555	(5,243)
Accrued liabilities	(8,350)	(15,124)
Deferred revenue	(24,682)	(34,428)
Other long-term liabilities	811	(17)
Net cash used in operating activities	$(4,205)	$(25,560)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(67,853)	(112,552)
Sales or maturities of short-term investments	168,678	135,038
Purchase of long-term investment	—	(2,420)
Acquisition of property and equipment and other long-term assets	(2,418)	(3,000)
Acquisition of intangible assets	—	(1,000)
Net cash provided by investing activities	$98,407	$16,066
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	2,642	5,076
Maturity of notes payable	(132,500)	—
Treasury stock - repurchase of stock	(6,380)	(27,911)
Net cash used in financing activities	$(136,238)	$(22,835)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$146	$—
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(41,890)	$(32,329)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	159,392	178,217
Balance at end of period	$117,502	$145,888
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
The Company is subject to a number of risks, including delays in product and service developments; competitive product and service offerings; lack of market acceptance; the dependence on third-parties for manufacturing, marketing, and sales support, as well as third-party rollout schedules, software development issues for third-party products which contain its technology; dependence on third-party providers of program guide data, currently Gracenote, Inc. and, in the future, Rovi Corporation; risks in connection with the transition of the TiVo service from Gracenote to Rovi program guide data by the end of the wind-down period in the Company's existing contract with Gracenote which terminated on May 19, 2016; intellectual property claims by and against the Company; access to television programming including digital cable signals in connection with CableCARD and switched digital Internet Protocol, downloadable conditional access, and other new signal delivery and encryption technologies; dependence on over-the-top (OTT) sources of content; dependence on its relationships with third-party service providers for subscription growth; and the Company’s ability to sustain and grow both its TiVo-Owned and MSO subscription base. The Company anticipates that its retail business will continue to be seasonal and expects to generate a significant portion of its new subscriptions during and immediately after the holiday shopping season.
Pending Merger with Rovi Corporation
On April 28, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Rovi Corporation (“Rovi”), Titan Technologies Corporation, a Delaware corporation and wholly owned subsidiary of Rovi (“Parent”), Nova Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Rovi Merger Sub”) and Titan Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“TiVo Merger Sub”), providing for the merger of Rovi Merger Sub with and into Rovi (the “Rovi Merger”), with Rovi as the surviving entity in the Rovi Merger and becoming a wholly owned subsidiary of Parent, the merger of TiVo Merger Sub with and into TiVo (the “TiVo Merger,” and, collectively with the Rovi Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”), with TiVo as the surviving entity in the TiVo Merger and becoming a wholly owned subsidiary of Parent, subject to the terms and conditions set forth therein.
Under the terms of the Merger Agreement, while the average Rovi stock price (based on the volume-weighted average trading price of the Rovi common stock on the NASDAQ over the 15 day period ending on (and including) the third trading day prior to closing) is between $16.00 and $25.00, each share of TiVo common stock will be converted into the right to receive $10.70 in combination of cash and common stock in Parent that will own both TiVo and Rovi, with the cash component being no less than $2.75 and no more than $3.90 per share of TiVo common stock. If the average Rovi stock price is less than $16.00, the consideration per each share of TiVo common stock will be valued below $10.70, and if the average Rovi stock price exceeds $25.00, the TiVo merger consideration will be valued above $10.70. Rovi stockholders will continue to own one share of common stock in Parent for each share of Rovi common stock owned as of the closing. The Transactions are subject to customary closing conditions, including approval by TiVo's and Rovi's stockholders, and are expected to close in the third calendar quarter of 2016.
The description of the Merger Agreement herein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 4, 2016.
At the closing of the Transactions, each TiVo option and restricted stock unit held by TiVo employees and outside consultants (excluding awards held by members of the TiVo board) will be converted into an option or restricted stock unit award, as applicable, from Parent on the same terms and conditions as were applicable under such TiVo option or restricted stock unit (including with respect to vesting), but appropriately adjusted based on the

Transactions consideration and to preserve the value of the award. Each TiVo option and restricted stock unit held by people who are not TiVo employees or outside consultants (including awards held by members of the TiVo board) will be canceled in exchange for a payment of a combination of cash and Rovi stock to each holder thereof that together equal the sum of the cash and stock consideration described in the merger agreement (in the case of an option, less the exercise price applicable thereto, but not below zero), multiplied by the number of shares of TiVo stock to which the award pertained, less any amount required to be withheld.
In addition, at the closing of the Transactions, each TiVo time-based restricted stock award held by TiVo employees and outside consultants (excluding awards held by members of the TiVo board) will convert into a time-based restricted stock award from Parent on the same terms and conditions as were applicable under such TiVo restricted stock award (including with respect to vesting), but appropriately adjusted based on the Transactions consideration and to preserve the value of the award. TiVo Restricted Stock Awards held by people who are not TiVo employees or outside consultants (including awards held by members of the TiVo board) will be canceled in exchange for a payment of a combination of cash and Rovi stock to each holder of restricted stock that together equal the sum of the cash and stock consideration described in the merger agreement, multiplied by the number of shares of TiVo stock to which the restricted award pertained, less any amount required to be withheld. Performance-based restricted stock awards will be converted on the same basis as time-based restricted stock awards, with deemed achievement of target-level performance, and shall thereafter be subject to only time-based vesting or lapse restrictions deemed to have commenced as of the grant date of the underlying TiVo award and subject to vesting in three equal annual installments commencing on the first anniversary of such grant date.
In connection with the Merger Agreement, Rovi, the Company, and Parent intend to file relevant materials with the SEC, including a Registration Statement on Form S-4 filed by Parent that will contain a joint proxy statement/prospectus. Investors and security holders are urged to read these materials when they become available because they will contain important information about Rovi, TiVo, Parent, and the proposed transactions.
Following completion of the Transactions, the Company’s common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.
TiVo and Rovi may each terminate the Merger Agreement under certain circumstances, and in connection with the termination of the Merger Agreement under specified circumstances, TiVo or Rovi may be required to pay the other party a termination fee of up to $36.6 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of April 30, 2016 and January 31, 2016 and the results of operations and the statement of other comprehensive income for the three months ended April 30, 2016 and 2015 and condensed consolidated statements of cash flows for the three months ended April 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016. Operating results for the three months ended April 30, 2016 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2017 or any other periods.
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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
As of April 30, 2016, the Company has adopted Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The adoption of this standard is retrospective in that the Company's condensed consolidated balance sheet as of January 31, 2016 has been adjusted to reflect this standard. The adjustment has resulted in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of the Company's current and long-term convertible senior notes of approximately $4.1 million as of January 31, 2016.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has not yet determined the effect of the standard on its ongoing financial reporting.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of April 30, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$23,231	$—	$—	$23,231
Cash equivalents:
Commercial paper	$73,450	4	—	$73,454
Money market funds	$15,351	—	—	$15,351
Corporate debt securities	$5,467	—	(1)	$5,466
Total cash and cash equivalents	$117,499	$4	$(1)	$117,502
Marketable securities:
Certificates of deposit	$3,000	$—	$—	$3,000
Commercial paper	32,494	11	—	32,505
Corporate debt securities	305,808	169	(179)	305,798
Foreign government securities	9,417	—	(3)	9,414
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	15,964	2	(5)	15,961
Municipal bonds	18,249	3	(9)	18,243
Current marketable debt securities	$385,147	$185	$(196)	$385,136
Total cash, cash equivalents, and marketable debt securities	502,646	189	(197)	502,638

	As of January 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$14,362	$—	$—	$14,362
Cash equivalents:
Commercial paper	$31,576	$4	$—	$31,580
Money market funds	$105,787	$—	$—	$105,787
Corporate debt securities	$7,665	$1	$(3)	$7,663
Total cash and cash equivalents	$159,390	$5	$(3)	$159,392
Marketable securities:
Certificates of deposit	$7,000	$—	$—	$7,000
Commercial paper	47,692	1	(3)	47,690
Corporate debt securities	387,927	66	(464)	387,529
Foreign government securities	9,458	2	(8)	9,452
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	21,002	2	(17)	20,987
Municipal bonds	13,797	11	(4)	13,804
Total	$487,091	$82	$(496)	$486,677
Total cash, cash equivalents, and marketable debt securities	$646,481	$87	$(499)	$646,069
None of these investments were in a loss position for greater than twelve months as of April 30, 2016 and January 31, 2016.
Marketable Securities

The Company’s investment securities portfolio consists of various debt instruments, including certificates of deposit, commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities
TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. The Company's cost basis in such investments was $2.7 million as of April 30, 2016 and January 31, 2016. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	April 30, 2016	January 31, 2016
	(in thousands)
Due within 1 year	$299,313	$361,365
Due within 1 year through 5 years	85,608	125,097
Due after 10 years	215	215
Total	$385,136	$486,677
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which matured in March 2016 (the "4.0% Notes due 2016") and which mature in October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at January 31, 2016 was $132.4 million and the fair value was $133.0 million, based on the notes' quoted market price as of January 31, 2016. The carrying value of the 2.0% Notes due 2021 at April 30, 2016 and January 31, 2016 was $184.2 million and $182.4 million and the fair value was $225.7 million and $195.5 million, based on the notes' quoted market price as of April 30, 2016 and January 31, 2016, respectively.
On a quarterly basis, TiVo measures, at fair value, certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of April 30, 2016 and January 31, 2016:

	As of April 30, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$73,454	$—	$73,454	$—
Money market funds	15,351	15,351	—	—
Corporate debt securities	5,466	—	5,466	—
Short-term investments:
Certificates of deposit	3,000	—	3,000	—
Commercial paper	32,505	—	32,505	—
Corporate debt securities	305,798	—	305,798	—
Foreign government securities	9,414	—	9,414	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	15,961	—	15,961	—
Municipal bonds	18,243	—	18,243	—
Contingent Liabilities
Acquisition purchase consideration	$10,419	$—	$—	$10,419
Total	$489,826	$15,351	$464,056	$10,419
	As of January 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$31,580	$—	$31,580	$—
Money market funds	105,787	105,787	—	—
Corporate debt securities	7,663	—	7,663	—
Short-term investments:
Certificates of deposit	7,000	—	7,000	—
Commercial paper	47,690	—	47,690	—
Corporate debt securities	387,529	—	387,529	—
Foreign government securities	9,452	—	9,452	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	20,987	—	20,987	—
Municipal bonds	13,804	—	13,804	—
Contingent Liabilities
Acquisition purchase consideration	10,098	—	—	10,098
Total	$641,805	$105,787	$525,920	$10,098

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
Level 3 Measurements
The fair value of contingent purchase consideration arising from the acquisition of Cubiware is determined based on a probability-based approach that includes significant unobservable inputs which include projected revenues and EBITDA, percentage probability of occurrence, and a discount rate to calculate the present value of future cash earn-out payments. A significant change in these inputs could result in a significantly higher or lower fair value measurement. The fair value of contingent purchase consideration is calculated on a quarterly basis. Any change in the fair value is recorded to interest expense and other expense, net of that period. The change in the fair value of the Company’s contingent purchase consideration liability is as follows:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Beginning Balance	$10,098	$—
Add: Change in fair value of contingent purchase consideration	321	—
Ending Balance	$10,419	$—
Quantitative information about the Company's Level 3 fair value measurement as of April 30, 2016 and January 31, 2016 for contingent purchase consideration is as follows:

Unobservable Inputs	April 30, 2016	January 31, 2016
Total expected payments (in thousands)	$12,671	$12,705
Time-to-payments (weighted average years)	1.44	1.69
Discount rate	15%	15%
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has two direct investments in privately-held companies accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse events were identified, the Company would estimate the fair value of its cost method investments considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of April 30, 2016 and January 31, 2016. No events or circumstances indicating a potential impairment were identified as of April 30, 2016.
5. INVENTORY
Inventory was as follows:

	As of
	April 30, 2016	January 31, 2016
	( in thousands)
Raw Materials	$3,510	$1,378
Finished Goods	14,118	16,157
Total Inventory	$17,628	$17,535
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also includes a warranty through its Continual Care program to TiVo-Owned customers who use Roamio and BOLT DVRs for as long as they are monthly or annual subscribers to our service. The Company recognizes the cost associated with the Continual Care warranties at the time of the DVR sale. As of April 30, 2016 and January 31, 2016, the accrued warranty reserve was $316,000 and $401,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also includes a warranty through its Continual Care program to TiVo-Owned customers as long as they are subscribed to our service. The Company also offers its TiVo-Owned customers who purchase a lifetime subscription a separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of April 30, 2016, the extended warranty deferred revenue and cost was $1.7 million and $152,000, respectively. As of January 31, 2016, the extended warranty deferred revenue and cost was $1.9 million and $180,000, respectively.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of April 30, 2016, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The Complaint claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the Company’s patents. The Company's complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying the Company’s allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against the Company. In its amended answer, Samsung counterclaims that the Company infringes Samsung’s patents by making and selling TiVo DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that the Company’s infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a preliminary scheduling order, setting jury selection for March 6, 2017. The Company expects to incur material expenses in connection with this matter.
On November 24, 2015, Dolby Laboratories Licensing Corporation & Dolby International AB (“Dolby”) formally notified TiVo that TiVo was in material breach of certain provisions in license agreements with Dolby and that TiVo had 30 days to cure the breaches or Dolby would terminate those license agreements. Dolby alleged that TiVo owed Dolby approximately $1.7 million in connection with TiVo’s alleged failure to properly report and pay royalties for sales of certain TiVo hardware and software products, including accrued interest. Dolby further alleged that TiVo owed Dolby approximately $8.7 million in connection with certain third-party hardware products that run TiVo software. TiVo notified Dolby that it does not agree with the results of its audit nor with its assertions that TiVo’s activities in connection with third-party hardware products in any way breach any of TiVo’s license agreements with Dolby. In late December 2015, in the interest of avoiding termination of those license agreements, TiVo tendered the $1.7 million sum, subject to a reservation of rights. The Company expensed $1.1 million as cost of revenues and $0.4 million as interest expense and other income (expense) in the fiscal year ended January 31, 2016. The remaining $0.2 million was expensed in prior periods. On February 18, 2016, Dolby served a further notice of material breach in which Dolby asserted TiVo continues to be in material breach of the same provisions of Dolby's license agreements with TiVo that Dolby previously notified TiVo in November 2015. TiVo intends to defend against these assertions vigorously; however, TiVo may incur material legal expenses and higher royalty costs if this contractual dispute results in litigation and in the event there is an adverse outcome, TiVo’s business could be harmed. No additional loss is considered probable at this time and the Company estimates that the range of possible loss could be between zero and $9.0 million at this time.
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	April 30, 2016	January 31, 2016
	( in thousands)
4.0% Notes due 2016	$—	$132,500
Less: Unamortized debt issuance costs	—	(91)
Net carrying amount of 4.0% Notes due 2016	—	132,409
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(42,008)	(43,638)
Less: Unamortized debt issuance costs	(3,805)	(3,980)
Net carrying amount of 2.0% Notes due 2021	184,187	182,382
Total convertible debt	184,187	314,791
Less: Convertible short-term debt	—	132,409
Convertible long-term debt	184,187	$182,382
4.0% Convertible Notes Due 2016: In March 2011, the Company issued $172.5 million aggregate principal amount of 4.0% Convertible Senior Notes due March 15, 2016 at par. The 4.0% Notes due 2016 could be converted under certain circumstances based on an initial conversion rate of 89.6359 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $11.16 per share). The net proceeds to the Company from the sale of the 4.0% Notes due 2016 were approximately $166.1 million. The notes do not have cash settlement provisions.
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
The Company paid cash interest at an annual rate of 4.00%, payable semi-annually on March 15 and September 15 of each year through maturity. Debt issuance costs were approximately $6.4 million and were amortized to interest expense over the term of the 4.0% Notes due 2016. The following table presents the amount of interest cost recognized relating to the contractual interest coupon and amortization of issuance costs of the 4.0% Notes due 2016 (in thousands):

	Three Months Ended April 30,
	2016	2015
	(In Thousands)
Contractual interest coupon	$663	$1,725
Amortization of debt issuance costs	91	240
Total interest cost recognized	$754	$1,965

2.0% Convertible Notes Due 2021. In September 2014, the Company issued $230.0 million in aggregate principal amount of 2.0% Convertible Senior Notes due October 1, 2021 at par. The 2.0% Notes due 2021 may be converted under certain circumstances described below, based on an initial conversion rate of 56.1073 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $17.82 per share), subject to adjustment pursuant to the indenture governing the 2.0% Convertible Senior Notes due 2021 (the “2.0% Convertible Senior Notes Indenture”). The net proceeds to the Company from the sale of the 2.0% Notes due 2021 were approximately $223.6 million. The Company can settle the notes in cash, shares of common stock, or any combination thereof.
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of April 30, 2016, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended April 30,
	2016	2015
	(In Thousands)
Contractual interest coupon	$1,150	$1,150
Amortization of debt issuance cost	176	176
Amortization of debt discount	1,629	1,540
Total interest cost recognized	$2,955	$2,866
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $42.0 million as of April 30, 2016 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 5.4 years.
Holders of the 2.0% Notes due 2021 may convert the 2.0% Notes due 2021 at their option on any day prior to the close of business on the business day immediately preceding July 1, 2021 only under the following circumstances: (1) during the five business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of 2.0% Notes due 2021 for each day of that Measurement Period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending December 31, 2014 if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on each such trading day; or (3) upon the occurrence of specified corporate events. The 2.0% Notes due 2021 will be convertible, regardless of the foregoing circumstances, at any time from, and including, July 1, 2021 until the close of business on the second scheduled trading day immediately preceding the applicable maturity date. The 2.0% Notes due 2021 may not be redeemed by the Company prior to their maturity date.
Upon conversion the Company will pay cash and, if applicable, deliver shares of its common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the 2.0% Convertible Senior Notes Indenture) of the relevant 20 VWAP Trading Day observation period. The Company intends to settle the principal amount owed with respect to any 2.0% Notes due 2021 in cash and to settle the remaining amount in shares of the Company’s common stock. The initial conversion rate for the 2.0% Notes due 2021 is 56.1073 shares of common stock per $1,000 in principal amount of 2.0% Notes due 2021, equivalent to a conversion price of approximately $17.82 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments.
Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of their 2.0% Notes due 2021 upon a “Fundamental Change” (as defined in the 2.0% Convertible Senior Notes Indenture) at a price equal to 100% of the principal amount of the 2.0% Notes due 2021 being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2.0% Convertible Senior Notes Indenture). In addition, upon a “Make-Whole Fundamental Change” (as defined in the 2.0% Convertible Senior Notes Indenture) prior to the maturity date of the Notes, the Company will, in some cases, increase the conversion rate for a holder that elects to convert its 2.0% Notes due 2021 in connection with such Make-Whole Fundamental Change. It is expected that the TiVo Merger will constitute a Fundamental Change and a Make-Whole Fundamental Change under the 2.0% Notes due 2021.
The 2.0% Notes due 2021 bear cash interest at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2.0% Notes due 2021. As of April 30, 2016, unamortized deferred issuance cost was $3.8 million.
Concurrently with the issuance of the 2.0% Notes due 2021, the Company purchased convertible note hedges and sold warrants. The convertible note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 2.0% Notes due 2021. The strike price of the warrant transactions related to the 2.0% Notes due 2021 is initially $24.00 per share, which is 75% above the closing price of TiVo's common stock on September 16, 2014.
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, in the aggregate, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. It is expected that settlement of the convertible note hedge transactions through net share settlement in connection with a conversion of 2.0% Notes due 2021 would result in the Company receiving a number of shares approximately equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021 in connection with any such conversion. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of April 30, 2016 the Company had not received any shares under these convertible note hedge transactions. The convertible note hedge transactions are subject to termination in connection with conversions of the 2.0% Notes due 2021 occurring in connection with a “Make-Whole Fundamental Change” under the indenture governing the 2.0% Notes due 2021 or as a result of a repurchase of the 2.0% Convertible Notes due 2021 (including as a result of a “Fundamental Change” under the 2.0% Notes due 2021). In connection with any such conversion or termination, the Company may receive amounts from the counterparties to the convertible note hedge transactions. Additionally, the Company may seek to unwind the convertible note hedge transactions concurrently with or prior to the consummation of the TiVo Merger.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of April 30, 2016, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity. The warrants allow for certain adjustments to the terms thereof by the counterparties to the warrants in connection with the announcement of certain merger transactions and provide for termination of the warrants upon the consummation of certain merger transactions. The Company may owe amounts to the counterparties to the warrant transactions in connection with any such termination. Additionally, the Company may seek to unwind the warrant transactions concurrently with or prior to the consummation of the TiVo Merger.

8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the three months ended April 30, 2015 is the diluted effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 have an anti-dilutive effect on the three months ended April 30, 2016 and have been excluded from our calculation of net income per common share for the three months ended April 30, 2016.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended April 30,
	2016	2015
	(income in thousands)
Numerator:
Net income	$4,155	$7,879
Interest on dilutive notes, net of tax	—	1,251
Net income for purpose of computing net income per diluted share	4,155	9,130
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	94,539,000	91,454,492
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	1,938,034	3,628,014
4.0% Notes due 2016	—	15,462,193
Denominator for diluted net income per common share	96,477,034	110,544,699
Basic net income per common share	$0.04	$0.09
Diluted net income per common share	$0.04	$0.08
The weighted average number of shares outstanding used in the computation of diluted net income per share in the three months ended April 30, 2016 and 2015 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended April 30,
	2016	2015
Unvested restricted stock	508,238	153,529
Options to purchase common stock	1,486,556	358,502
4.0% Notes due 2016	5,938,378	—
2.0% Notes due to 2021	12,904,679	12,904,679
Common stock warrants	12,904,679	12,904,679
Total	33,742,530	26,321,389
Effect of conversion on net income per share. The 2.0% Notes due 2021 have no impact on diluted net income per share until the average quarterly price of our common stock exceeds the conversion price of $17.82 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $17.82 per share using the treasury stock method. If the average price of our common stock exceeds $24.00 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the convertible note hedges are not considered for purposes of the calculation of net income (loss) per share, as their effect would be anti-

dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 2.0% Notes due 2021 when the stock price is above $17.82 per share.
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three months ended April 30, 2016 and 2015 is as follows:

	Three Months Ended April 30,
	2016	2015
	(In thousands)
Cost of service and software revenues	$508	$497
Cost of technology revenues	318	256
Cost of hardware revenues	33	40
Research and development	1,642	2,018
Sales and marketing	970	1,104
General and administrative	2,066	3,210
Transition and restructuring	108	—
Stock-based compensation before income taxes	$5,645	$7,125
Income tax benefit	(1,570)	(1,467)
Stock-based compensation, net of tax	$4,075	$5,658
10. TRANSITION AND RESTRUCTURING
During the three months ended April 30, 2016, the Company announced the termination of approximately 58 full-time employees and additional contractors as part of a plan to better align the Company's resources and strategic goals. Restructuring expenses totaled $3.7 million and were principally comprised of severance pay expenses and related cash expenditures. The Company also recorded a non-cash expense of $108,000 before tax related to stock-based compensation expense for modification of restricted stock awards.
Additionally, as previously disclosed in the Company's Form 10-K for the fiscal year ended January 31, 2016, in November 31, 2016, it entered into a Transition Agreement with its former chief executive officer, Thomas Rogers, effective as of January 30, 2016, pursuant to which Mr. Rogers will receive the compensation and benefits under his employment agreement. The total transition and restructuring charge during the twelve months ended January 31, 2016 was $12.8 million which was comprised of a cash sum equal to $5.4 million, stock-based compensation of $6.4 million from full acceleration of the vesting of all unvested equity-related awards held by Mr. Rogers, and legal and other expenses of $1.0 million.
As of April 30, 2016, total transition and restructuring liabilities of $7.2 million relating to the above transactions—$6.3 million of which are payable to Tom Rogers—are included in the accrued liabilities line item in the Company's Condensed Consolidated Balance Sheets. These liabilities will be paid at various dates through December 31, 2016.
11. INCOME TAX
The Company recorded income tax expense of $2.0 million for the three months ended April 30, 2016 as compared to income tax expense of $6.3 million for the same prior year period. The effective tax rate for the three months ended April 30, 2016 was 33%. The effective tax rate for the three months ended April 30, 2015 was 44%.
The provision for income taxes for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35% primarily due to the benefit from research and development credits and the tax impact of earnings from foreign operations.
The provision for income taxes for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation, stock based compensation, state taxes
As of April 30, 2016, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized.

12. RELATED PARTY TRANSACTIONS
In February 2016, the Company entered into a sub-lease agreement with TRget Media, LLC, a company wholly owned by Tom Rogers, the Company's current chairman of its board of directors and former chief executive officer. The term of the sub-lease is from February 1, 2016 through October 31, 2018. Total payments to be received by the Company over the term of the lease are $339,000. During the three months ended April 30, 2016, the Company was paid $49,000 pursuant to the sub-lease agreement.
13. ACQUISITIONS
On May 22, 2015, the Company acquired all outstanding shares of Cubiware Sp. Z.o.o., a privately-held company based in Warsaw, Poland that is a provider of middleware, UI software, and back-office software solutions for set-top boxes to enable interactive television applications, pursuant to a Share Purchase Agreement dated May 22, 2015. Total purchase consideration was $29.1 million.
The acquisition was accounted for using the acquisition method of accounting. There have been no material changes during the measurement period from the acquisition date of May 22, 2015 to the finalization of the purchase price allocation on April 30, 2016. The final purchase price allocation as of the date of the acquisition is set forth in the table below and reflects various fair value estimates.

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
14. SUBSEQUENT EVENTS
None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 23, 2016, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 23, 2016 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing, and recording, creating the ultimate viewing experience on televisions, tablets, smartphones, and other devices. As of April 30, 2016, there were over 7.1 million subscriptions to the TiVo service through our TiVo-Owned and traditional TiVo Pay-TV Operator solution.
The footprint of our Pay-TV Operator customers deploying our traditional TiVo, as well as Cubiware and Digitalsmiths, products and services now reaches 90 million homes across more than 25 countries. We generate service revenues, technology revenues, and in limited instances hardware revenue by providing the traditional TiVo service through agreements with leading satellite and cable television service providers and broadcasters. Through our subsidiary, Cubiware Sp. Z.o.o. ("Cubiware"), which we acquired in May 2015, we offer a compelling, cost effective solution for Pay-TV Operators in developing and emerging markets around the world. Through our subsidiary Digitalsmiths Corporation, we provide one of the Pay-TV industry's most broadly adopted cloud-based search and recommendation services.
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
On April 29, 2016, we announced that Rovi Corporation would acquire us for $2.75 per share in cash and $7.95 per share in common stock for total consideration of approximately $1.1 billion based on the current Rovi stock price. The transaction has a fixed price of $10.70 while the Rovi stock price is between $16 and $25. While the Rovi stock price is above or below those levels the total consideration would be variable. For further detail, refer to Footnote 1 found in our Notes to Condensed Consolidated Financial Statements. The transaction is subject to approval by shareholders of both companies and is expected to close during the third calendar quarter.
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
Subscriptions and Households. Management reviews the number of subscriptions and households, and believes they may be useful to investors, in order to evaluate our relative position in the marketplace and to forecast future potential service revenues. Below is a table that details the change in our subscription base during the last eight quarters. The TiVo-Owned Subscriptions lines refer to subscriptions sold directly or indirectly by TiVo to end-users who have TiVo-enabled devices (such as a DVR or TiVo Mini) and for which TiVo incurs acquisition costs. The MSO Subscriptions lines refer to subscriptions sold to end-users by MSOs such as Cogeco, Com Hem, Mediacom, Vodafone Spain (ONO), RCN, Suddenlink, and Virgin, among others, and for which TiVo expects to incur little or no acquisition costs. Additionally, we provide a breakdown of the average monthly subscriptions for the quarter, the total MSO households and the MSO average households for the quarter, the number of fully amortized active product lifetime subscriptions, and percent of TiVo-Owned Subscriptions for which end-users pay recurring fees as opposed to a one-time prepaid product lifetime fee.

	Three Months Ended
(Subscriptions and Households in thousands)	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
TiVo-Owned Gross Additions:	42	60	52	37	39	59	36	27
Net Additions/(Losses):
TiVo-Owned	3	19	11	(3)	—	16	(9)	(20)
MSOs	312	318	418	284	285	324	337	283
Total Net Additions/(Losses)	315	337	429	281	285	340	328	263
Cumulative Subscriptions:
TiVo-Owned	974	971	952	941	944	944	928	937
MSOs	6,145	5,833	5,515	5,097	4,813	4,528	4,204	3,867
Total Cumulative Subscriptions	7,119	6,804	6,467	6,038	5,757	5,472	5,132	4,804
Average Subscriptions:
TiVo-Owned Average Subscriptions	973	962	947	943	944	935	930	946
MSO Average Subscriptions	5,988	5,673	5,294	4,951	4,669	4,368	4,035	3,727
Total Average Subscriptions:	6,961	6,635	6,241	5,894	5,613	5,303	4,965	4,673
Total MSO Households	5,066	4,837	4,605	4,286	4,082	3,889	3,651	3,391
MSO Average Households	4,952	4,722	4,435	4,180	3,985	3,774	3,521	3,283
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	154	153	153	150	147	149	152	159
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	43%	43%	43%	44%	45%	46%	48%	49%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) an end-user has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single MSO Household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (referred to as product lifetime subscriptions here and sold commercially as All-in subscriptions). Beginning in October 2014, each TiVo Mini device sale includes a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 17% and 10% of cumulative TiVo-Owned Subscriptions as of April 30, 2016 and 2015, respectively, and has been a key driver of our TiVo-Owned subscription growth. Increasing sales of TiVo Minis have helped slow, and in some quarters, led to increases in our cumulative TiVo-Owned Subscriptions as well as increased the number of subscriptions (devices) per TiVo-Owned household. This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. The 7% increase in gross additions of TiVo-Owned Subscriptions in the quarter compared to the year ago quarter led to a net addition of TiVo-Owned Subscriptions, which was driven primarily on changes in our whole-home pricing, related to the bundling of product lifetime subscriptions with each TiVo Mini device sold, sales of our TiVo OTA ("over-the-air") product, and the launch of our latest innovation, the TiVo BOLT™ product. Subscriptions do not include soft-clients (i.e. mobile applications or web portal) or TiVo Stream users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact with the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned Subscriptions increased by 3,000 during the three months ended April 30, 2016, as compared to a decrease of 0 in the same prior year period. The TiVo-Owned installed subscription base increased to 974,000 subscriptions as of April 30, 2016 as compared to 944,000 as of April 30, 2015. We believe the year over year improvement in total TiVo-Owned subscriptions was primarily due to new promotional pricing, continued increases in the sales of TiVo Mini as well as the launch of the TiVo BOLT combined with a lower churn rate.
Our MSO installed subscription base increased by 312,000 subscriptions during the three months ended April 30, 2016, to 6.1 million subscriptions as of April 30, 2016. The increase in cumulative MSO Subscriptions of approximately 1.3 million subscriptions from April 30, 2015 is due to subscription growth from a variety of partners including Cogeco, Com Hem, Mediacom, RCN, Suddenlink, Virgin Media, Vodafone Spain and others. This subscription growth was evenly balanced among both international and domestic MSO partners. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
Average TiVo-Owned Subscriptions	973	962	947	943	944	935	930	946
TiVo-Owned Subscription cancellations	(39)	(41)	(41)	(40)	(39)	(43)	(45)	(47)
TiVo-Owned Churn Rate per month	(1.3)%	(1.4)%	(1.4)%	(1.4)%	(1.4)%	(1.5)%	(1.6)%	(1.6)%
TiVo-Owned Churn Rate per month was (1.3)% and (1.4)% for the quarters ended April 30, 2016 and 2015, respectively. The decrease in churn for the quarter ended April 30, 2016 was largely due to the increase in the base of TiVo-Owned subscriptions. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$1,145	$5,209	$3,612	$1,117	$1,691	$3,455	$2,734	$1,212
Hardware revenues	(7,543)	(21,362)	(29,506)	(20,358)	(22,314)	(22,463)	(30,366)	(25,232)
Less: MSOs'-related hardware revenues	3,723	14,788	23,909	16,271	17,298	15,467	23,997	20,234
Cost of hardware revenues	10,510	23,994	30,837	20,185	22,571	25,041	28,176	22,524
Less: MSOs'-related cost of hardware revenues	(3,374)	(13,355)	(19,355)	(12,625)	(13,712)	(12,475)	(18,973)	(14,805)
Total Acquisition Costs	$4,461	$9,274	$9,497	$4,590	$5,534	$9,025	$5,568	$3,933
TiVo-Owned Subscription Gross Additions	42	60	52	37	39	59	36	27
Subscription Acquisition Costs (SAC)	$106	$155	$183	$124	$142	$153	$155	$146

	Twelve Months Ended
ROLLING 12 MONTHS	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$11,083	$11,629	$9,875	$8,997	$9,092	$8,906	$11,489	$11,383
Hardware revenues	(78,769)	(93,540)	(94,641)	(95,501)	(100,375)	(99,119)	(98,957)	(104,188)
Less: MSOs'-related hardware revenues	58,691	72,266	72,945	73,033	76,996	75,594	72,761	74,523
Cost of hardware revenues	85,526	97,587	98,634	95,973	98,312	95,505	93,627	98,468
Less: MSOs'-related cost of hardware revenues	(48,709)	(59,047)	(58,167)	(57,785)	(59,965)	(58,214)	(55,389)	(56,946)
Total Acquisition Costs	27,822	$28,895	$28,646	$24,717	$24,060	$22,672	$23,531	$23,240
TiVo-Owned Subscription Gross Additions	191	188	187	171	161	154	144	141
Subscription Acquisition Costs (SAC)	$146	$154	$153	$145	$149	$147	$163	$165
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
During the three months ended April 30, 2016, our total acquisition costs were $4.5 million, a decrease of $1.1 million, as compared to the same prior year period. This decrease was largely driven by lower subsidies on consumer hardware which led to a lower TiVo-Owned hardware loss of $527,000 as compared to the same prior year period. Additionally, we had a decrease in Sales and marketing, subscription costs of $546,000 related to a decrease in marketing activities as compared to the same prior year period.
During the twelve months ended April 30, 2016 our total acquisition costs were $27.8 million, an increase of approximately $3.8 million compared to the same prior year period. This increase was largely driven by increased sales and marketing subscription acquisition costs of $2.0 million largely related to a high level of marketing efforts during the three months ended January 31, 2016 associated with the release and holiday sales of our TiVo BOLT. Additionally, contributing to the increase were price reductions on consumer hardware which led to a higher TiVo-Owned hardware loss of $1.7 million as compared to the same prior year period.

The decrease in SAC of $3 for the twelve months ended April 30, 2016 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.
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

	Three Months Ended
Service and Software Revenues	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
	(In thousands)
TiVo-Owned-related service revenues	$19,316	$20,068	$20,508	$20,945	$21,047	$21,541	$21,810	$22,388
MSOs'-related service revenues	18,485	19,824	16,942	15,285	14,078	13,675	10,563	10,328
Media services and other service and software revenues	8,345	7,665	7,224	6,868	4,724	5,282	4,332	4,193
Total Service and Software Revenues	$46,146	$47,557	$44,674	$43,098	$39,849	$40,498	$36,705	$36,909
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$19,316	$20,068	$20,508	$20,945	$21,047	$21,541	$21,810	$22,388
Average TiVo-Owned revenues per month	6,439	6,689	6,836	6,982	7,016	7,180	7,270	7,463
Average TiVo-Owned Subscriptions per month	973	962	947	943	944	935	930	946
TiVo-Owned ARPU per month	$6.62	$6.95	$7.22	$7.40	$7.43	$7.68	$7.82	$7.89
The decrease in TiVo-Owned ARPU per month for the three months ended April 30, 2016 as compared to the same prior year period was due primarily to promotional pricing which bundled discounted fee for the first year of service with hardware price into one upfront price and a continued increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. There have been no other changes to our critical accounting estimates from our Form 10-K for the fiscal year ended January 31, 2016.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
As of April 30, 2016, the Company has adopted Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The adoption of this standard is retrospective in that our consolidated balance sheet as of January 31, 2016 has been adjusted to reflect this standard. The adjustment has resulted in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of TiVo's current and long-term convertible senior notes of approximately $4.1 million as of January 31, 2016.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one year deferral to the effective date of ASU 2014-09 for all entities so that the new standard will be effective for TiVo on February 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In July 2015, the FASB issued ASU 2015-11, Inventory-Simplifying the Measurement of Inventory, which, for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method, changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. This ASU is effective for the TiVo on February 1, 2017. This ASU will be applied prospectively. We have has not yet determined the effect of the standard on our ongoing financial reporting.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We have not yet determined the effect of the standard on our ongoing financial reporting.

Results of Operations
Net Revenues.
Our net revenues for the three months ended April 30, 2016 and 2015 as a percentage of total net revenues were as follows:

	Three Months Ended April 30,
	2016		2015
	(In thousands, except percentages)
Service and software revenues	$46,146	43%	$39,849	35%
Technology revenues	53,568	50%	$52,571	46%
Hardware revenues	7,543	7%	$22,314	19%
Net revenues	$107,257	100%	$114,734	100%
Change from same prior year period	(7)%		7%
Service and Software Revenues. The increase in Service and software revenues of $6.3 million for the three months ended April 30, 2016, as compared to the same prior year period was related to an increase in MSO-related service revenues of $4.4 million due to an increased subscription base as well as from an increase in Media service and other service and software revenues of $3.6 million for the three months ended April 30, 2016, primarily driven by the Cubiware acquisition and, to a lesser extent, increased revenue from TiVo Research services. These increases were partially offset by a decrease in TiVo-Owned Subscription revenues of $1.7 million during the three months ended April 30, 2016. This decrease in TiVo-Owned Subscription revenues is primarily due to the replacement of DVR subscriptions with lower revenue subscriptions associated with our TiVo Mini product, with such decrease in revenue partially offset by an increase in our TiVo-Owned subscription base primarily related to our TiVo Mini product.
Technology Revenues. Technology revenues for the three months ended April 30, 2016 increased by $1.0 million as compared to the same prior year period primarily due to an increase in the number and scope of technology related projects for our MSO partners In future periods we anticipate a decrease in licensing revenue as we expect decreases in additional revenue from our AT&T agreement beyond the minimum future revenues disclosed below as AT&T U-verse subscriptions are expected to continue to decline in the future.
Revenue and cash under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through April 30, 2016 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	77,340	86,855
2014	141,583	469,776
2015	179,271	93,209
2016	181,591	87,591
Three month period from February 1, 2016 to April 30, 2016	45,036	20,358
Total	$660,096	$875,468
Based on current GAAP, revenue and cash from the contractual minimums (i.e. the following amounts do not include any additional revenues from our AT&T or Verizon agreements) under all our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility are expected to be recognized (revenues) and received (cash) for the remainder of the fiscal year 2017 and on an annual basis for the fiscal years thereafter as follows:

	Technology Revenues	Cash Receipts
	(In thousands)
Nine month period from May 1, 2016 - January 31, 2017	$129,874	$71,018
Fiscal Year Ending January 31,
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021	1,855	—
2022-2024	4,483	—
Total	$401,107	$185,736
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three months ended April 30, 2016 decreased by $14.8 million as compared to the same prior year period. These decreases were primarily driven by a decrease in both DVR and non-DVR units sold to MSO operator partners, as they transition to third party hardware. We expect hardware revenue related to our MSO business to continue to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Cost of service and software revenues.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Cost of service and software revenues	$16,250	$15,439
Change from same prior year period	5%	11%
Percentage of service and software revenues	35%	39%
Service and software gross margin	$29,896	$24,410
Service gross margin as a percentage of service and software revenues	65%	61%
Cost of service and software revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service and software revenues increased by $0.8 million for the three months ended April 30, 2016, as compared to the same prior year period. The increase was driven by supporting our increased service and software revenues from MSO partners. Service and software gross margins increased by 4% to 65% for the three months ended April 30, 2016 as compared to the same prior year period which was driven by increased service and software revenues from MSO partners as compared to the related costs.
Cost of technology revenues.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Cost of technology revenues	$7,309	$6,136
Change from same prior year period	19%	35%
Percentage of technology revenues	14%	12%
Technology gross margin	$46,259	$46,435
Technology gross margin as a percentage of technology revenues	86%	88%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues increased by $1.2 million for the three months ended April 30, 2016, as compared to the same prior year period. This increase was related primarily to an increased volume of development work for certain MSO partners, such as Virgin.

Technology gross margin for the three months ended April 30, 2016 decreased by 2% as compared to the same prior year period. The decrease is principally due to lower margins on technology related projects for our MSO partners.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $16.3 million related to development work, largely related to Com Hem, Charter, and Cogeco and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term as of April 30, 2016. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Cost of hardware revenues	$10,510	$22,571
Change from same prior year period	(53)%	14%
Percentage of hardware revenues	139%	101%
Hardware gross margin	$(2,967)	$(257)
Hardware gross margin as a percentage of hardware revenue	(39)%	(1)%
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
Cost of hardware revenues for the three months ended April 30, 2016 decreased by $12.1 million as compared to the same prior year period. The decrease was largely due to the decreased units sold to MSO Operator partners. Additionally, during the three months ended April 30, 2015, we recorded a $1.2 million charge for excess and obsolete inventory. Hardware gross margins for the three months ended October 31, 2015 decreased from (1)% to (39)% as compared to the same prior year period largely due to the mix of units sold during the period as compared to the same prior year period. Sales of units to MSO Operator partners typically have higher margins than sales to TiVo-Owned customers. The decreased sales to MSO Operator partners resulted in a significant decline in hardware gross margins.
Our MSO partner margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Pace and, in the future, Arris DVR and non-DVR products.
Research and development expenses.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Research and development expenses	$27,984	$25,014
Change from same prior year period	12%	(5)%
Percentage of net revenues	26%	22%

Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole-home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future and in expanding those services and software services acquired through TiVo Research, Digitalsmiths, and Cubiware. Our research and development expenses increased by $3.0 million for the three months ended April 30, 2016 as compared to the same prior year period. The increase was largely related to increased headcount and headcount related costs in the three months ended April 30, 2016 which were driven by investment in next generation product for one of our MSO partners in advance of signing a deployment agreement, our expanding product lines of DVRs and non-DVR products as well as service enhancements and continued investment in TiVo Research, Digitalsmiths, and the acquisition of Cubiware in efforts to create new products and capabilities.
Sales and marketing expenses.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Sales and marketing expenses	$10,503	$10,941
Change from same prior year period	(4)%	6%
Percentage of net revenues	10%	10%
Sales and marketing expenses consist primarily of employee salary related expenses, consulting expenses, amortization of acquired intangibles, as well as advertising expenses and promotional expenses other than those related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service which are included in Sales and marketing, subscription acquisition costs. Sales and marketing expenses for the three months ended April 30, 2016 decreased by $438,000 as compared to the same prior year period. While there were fluctuations in our expenses driven by changes in headcount from recent restructuring activities and changes in sales and marketing efforts, sales and marketing expenses as a percentage of revenue have remained flat during the three months ended April 30, 2016 as compared to the same prior year period.
Sales and marketing, subscription acquisition costs.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$1,145	$1,691
Change from same prior year period	(32)%	12%
Percentage of net revenues	1%	1%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses decreased by $546,000 for the three months ended April 30, 2016 as compared to the same prior year period due to changes in advertising spending during the current period. As a percentage of revenue, sales and marketing, subscription acquisition costs have remained flat during the three months ended April 30, 2016 as compared to the same prior year period.
General and administrative expenses.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
General and administrative	$20,551	$14,822
Change from same prior year period	39%	(3)%
Percentage of net revenues	19%	13%
Litigation expense (included in total general and administrative costs above)	$3,151	$135
Change from same prior year period	2,234%	(69)%
Percentage of net revenues	3%	—%
General and administrative, net of litigation expense	$17,400	$14,687
Change from same prior year period	18%	(2)%
Percentage of net revenues	16%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three months ended April 30, 2016, general and administrative expenses increased by $5.7 million as compared to the same prior year period which was primarily due to a $3.0 million increase in litigation expenses and Rovi deal costs of $5.2 million, offset by cost savings from recent restructuring activities such as the transition of our former chief executive officer to a role on our board of directors during the year ended January 31, 2016.
Transition and restructuring. During the three months ended April 30, 2016, we recorded transition and restructuring expenses relating to the termination of approximately 58 full-time employees and additional contractors as a part of a plan to better align our resources and strategic goals. These expenses totaled $3.7 million. We recorded no such expenses during the three months ended April 30, 2015.
Interest income. Interest income for the three months ended April 30, 2016 increased by $372,000 as compared to the same prior year period which was primarily a result of a higher returns on short term investments and cash equivalents.
Interest expense and other. Interest expense and other income for the three months ended April 30, 2016 decreased by $0.5 million compared to the same prior year period due to the $132.5 million repayment of the remaining balance of 4.0% Notes due 2016 in March 2016. This decrease was partially offset by the change in fair value of the contingent purchase consideration related to the acquisition of Cubiware which resulted in a charge of $321,000 during the three months ended April 30, 2016.
Provision for income taxes.

	Three Months Ended April 30,
	2016	2015
	(In thousands, except percentages)
Provision for income taxes	(2,048)	(6,292)
Effective tax rate	33%	44%

The provision for income taxes for the three months ended April 30, 2016 differs from the U.S. statutory tax rate of 35% primarily due to the benefit from research and development credits and the tax impact of earnings from foreign operations.
The provision for income taxes for the three months ended April 30, 2015 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation, stock based compensation, state taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of April 30, 2016, we had $502.6 million of cash, cash equivalents, and short-term investments. We have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle the principal of 2.0% Notes due 2021 in cash upon maturity. We may not redeem these notes prior to their maturity date, although investors may convert the notes at any time until July 1, 2021 at their option at a conversion price of $17.82 per share, under certain circumstances. Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
In March 2016, we paid, upon maturity, the remaining $132.5 million due on our 4.0% Notes due 2016.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations and capital expenditures and working capital needs through at least the next twelve months. Future repurchases of TiVo shares in connection with our previously announced share repurchase program are restricted under our acquisition agreement with Rovi.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(4,205)	(25,560)
Net cash provided by investing activities	$98,407	$16,066
Net cash used in financing activities	$(136,238)	$(22,835)
Net Cash Used in Operating Activities
During the three months ended April 30, 2016, our net cash used in operating activities decreased by $21.4 million to $4.2 million as compared to $25.6 million during the same prior year period. This is principally due to the changes in working capital offsetting lower profitability (adjusted for non-cash charges) of our business.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended April 30, 2016 was approximately $98.4 million as compared to $16.1 million for the same prior year period.
For the three months ended April 30, 2016, the principal source of cash for investing activities was a net cash inflow of $100.8 million related to our cash management process, and the purchase and sales of short-term investments. Those inflows were partially offset by cash used for the purchase of property and equipment and other long-term assets of $2.4 million which is used to support our business.
For the three months ended April 30, 2015, the principal sources of cash for investing activities was a net cash inflow of $22.5 million related to our cash management process, and the purchase and sales of short-term investments. This inflow was partially offset by the purchase of property and equipment and other long-term assets of $3.0 million which is used to support our business, a long-term cost method investment of $2.4 million, and intangibles assets of $1.0 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended April 30, 2016 was approximately $136.2 million as compared to $22.8 million for the same prior year period.

For the three months ended April 30, 2016, the principal uses of cash for financing activities were repurchases of 4.0% Notes due 2016 for $132.5 million and $6.4 million in repurchases of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards. These outflows were partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $2.6 million.
For the three months ended April 30, 2015 the principal uses of cash for financing activities were repurchases of TiVo stock and repurchase of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards of a combined $27.9 million which was partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $5.1 million.
Financing Agreements
Share Repurchases. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of April 30, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. In March 2016, we paid an additional $132.5 million upon maturity of the 4.0% Notes due 2016, which represented the entire remaining balance of the 4.0% Notes due 2016. These transactions were made using funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $111.4 million. As of April 30, 2016, however, future repurchases of TiVo shares are restricted under our acquisition agreement with Rovi.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	25,300	4,600	9,200	9,200	2,300
Operating leases	4,072	2,990	1,082	—	—
Purchase obligations	7,589	7,589	—	—	—
Total contractual cash obligations	$266,961	$15,179	$10,282	$9,200	$232,300
The table above excludes certain future payments to be made in relation to the acquisition of Cubiware which are contingent upon the occurrence of specified events. The excluded payments include the guaranteed payments of $11.5 million to be paid over three years contingent on continued employment of certain key individuals and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable over three years contingent upon the achievement of certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition (See Note 4). TiVo and Rovi may each terminate the Merger Agreement under certain circumstances, and in connection with the termination of the Merger Agreement under specified circumstances, TiVo or Rovi may be required to pay the other party a termination fee of up to $36.6 million.
Purchase Commitments with Contract Manufacturers and Suppliers. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help assure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or to establish the parameters defining our requirements. The table above displays that portion of our purchase commitments arising from these agreements that is firm, non-

cancelable, and unconditional. If there are unexpected changes to anticipated demand for our products or in the sales mix of our products, some of the firm, non-cancelable, and unconditional purchase commitments may result in TiVo being committed to purchase excess inventory.
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of April 30, 2016.

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
We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer, who is also our chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures based on the application of management's judgment.
Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.
Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of April 30, 2016 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described below, as well as those in our annual report on Form 10-K for the year ended January 31, 2016 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2016, and subsequent current reports on Form 8-K.
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
We are dependent on sole suppliers for key components, technologies and services. If these suppliers fail to perform their obligations or we are unable to purchase or license such third party components, technologies or services, we may be unable to find alternative suppliers or deliver our products and services to our customers on time or with the features and functionality they expect. We currently rely on sole suppliers for a number of the key components used in the TiVo-enabled DVRs and the TiVo service, of which we may not have written supply agreements with certain sole suppliers for key components or services for our products. For example, Broadcom is the sole supplier of the system controller for our DVR. We do not currently have a long-term written supply agreement with Broadcom although we do have limited rights to continue to purchase from Broadcom in the event Broadcom notifies us a product is being discontinued. Therefore, Broadcom is not contractually obligated to supply us with these key components on a long-term basis or at all. In addition, because we are dependent on sole suppliers for key components and services, our ability to manufacture our DVRs and other devices is subject to increased risks of supply shortages (without immediately available alternatives), exposure to unexpected cost increases in such sole supplied components, as well as other risks to our business if we were to fail to comply with conflict mineral requirements due to our reliance on these suppliers. Additionally, certain features and functionalities of our TiVo service and DVRs are dependent on third-party components and technologies. If we are unable to purchase or license such third-party components or technologies, we would be unable to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.
Gracenote (formerly known as Tribune Media Services, Inc.) is currently the sole supplier of the program guide data for the TiVo service and we are transitioning the TiVo service to program guide data supplied by Rovi Corporation.  Gracenote is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Gracenote expired on May 19, 2016. On April 28, 2016, we entered into an agreement with Rovi Corporation to supply program guide data for the TiVo service after the expiration of our agreement with Gracenote. Our agreement with Gracenote provides us with a wind-down period post-expiration to allow for the transition of the TiVo service from use of Gracenote to alternative program guide data.  Gracenote has indicated that it is unwilling to provide a short term extension and that any longer term extension would be at a significant increase in cost. If we are unable to transition the TiVo service to use program guide data from Rovi by the end of the wind-down period (or if Gracenote ceased providing program guide data to the TiVo service prior to the expiration of the wind-down period and prior to our transition to Rovi program guide data), we would be subject to a period of time in which we are unable to provide the TiVo service to our customers and certain distribution partners, or alternatively, we may be unable to provide certain features or functionality which are currently part of the TiVo service for a period of time for our customers and certain distribution partners. In any of these events, our business would be harmed through the potential loss of customers, distribution partners and the associated revenues as well as potential contractual penalties and damages.
If our arrangements with Broadcom or Gracenote or with our third-party contract manufacturer or other suppliers of critical third-party components or technologies were to terminate or expire without a replacement arrangement in place, or if we or our manufacturers were unable to obtain sufficient quantities of these components, technologies, or required program guide data from our suppliers, our search for alternate suppliers could result in significant delays, added expense or disruption in product or service availability.
The announcement and pendency of our agreement to be acquired by Rovi may have an adverse effect on our business and our share price.
Our pending acquisition by Rovi could have an adverse effect on the predictability of customer orders and related shipments in the near term. We are also subject to additional risks in connection with the announcement and pendency of the merger, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities without Rovi’s approval;

•	that we may forego opportunities we might otherwise pursue absent the Merger Agreement;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger; and

•	the diversion of our employees’ and management’s attention due to activities related to the transactions contemplated by the Merger Agreement.
We intend to file with the SEC a definitive proxy statement and other relevant materials in connection with the Merger Agreement and the Transactions. WE URGE OUR STOCKHOLDERS AND SECURITY HOLDERS TO

READ THE PROXY STATEMENT AND THE OTHER RELEVANT MATERIALS WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE TRANSACTIONS, INCLUDING, BUT NOT LIMITED TO, OTHER RISKS RELATING TO THE TRANSACTIONS. The definitive proxy statement and other relevant materials (when they become available), and any other documents filed by us, Parent or Rovi with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. In addition, our stockholders and other security holders may obtain free copies of the documents filed with the SEC by directing a written request to MacKenzie Partners, Inc., 105 Madison Avenue, New York, New York, 10016, (212) 929-5500, proxy@mackenziepartners.com.
Litigation challenging the Merger Agreement may prevent the Transactions from being consummated at all or within the expected timeframe.
Lawsuits may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Rovi. Such lawsuits may be brought by purported stockholders of TiVo and may seek, among other things, to enjoin consummation of the Transactions. One of the conditions to the consummation of the Transactions is that no order (other than any foreign antitrust or competition law related order) has been enforced, enacted or issued or is applicable to the Transactions by any governmental entity which prohibits, restrains or makes illegal the consummation of the Transactions. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Transactions on the agreed upon terms, then such injunction may prevent the Transactions from becoming effective, or from becoming effective within the expected timeframe.
The failure of our pending acquisition by Rovi to be completed may adversely affect our business and our share price.
Our and Rovi’s obligations to consummate our acquisition by Rovi are subject to the satisfaction or waiver of certain customary conditions, including (i) approval of the Transactions by both our and Rovi’s stockholders, (ii) the expiration or termination of the waiting period and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order prohibiting, restraining or making illegal the consummation of the Transactions, (iv) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Rovi, (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Merger Agreement, and (vi) performance by us and Rovi of our respective obligations under the Merger Agreement in all material respects. There can be no assurance that these conditions to the completion of the Transactions will be satisfied in a timely manner or at all. In addition, other factors, such as the timing of the effectiveness of the registration statement to register shares of Parent’s common stock to be issued in the TiVo Merger, may affect when and whether the Transactions will occur. If the Transactions are not completed, our share price could fall to the extent that our current price reflects an assumption that the Transactions will be completed. Furthermore, if the Transactions are not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of up to $36.6 million to Rovi under certain circumstances as described in the Merger Agreement;

•	we would have incurred significant costs in connection with the Transactions that we would be unable to recover;

•	we may be subject to legal proceedings related to the Transactions;

•	the failure of the Transactions to be consummated may result in negative publicity and a negative impression of us in the investment community;

•
any disruptions to our business resulting from the announcement and pendency of the Transactions, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Transactions are not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience a departure of employees.
In addition, if the Transactions are consummated, additional risk factors may apply to holders of TiVo common stock including:

•
uncertainty as to the market value of the Parent common stock component of the merger consideration to be received by holders of TiVo common stock pursuant to the Merger Agreement (the “TiVo merger consideration”);

•
uncertainty as to the aggregate value of the TiVo merger consideration, including uncertainty as to Rovi’s election to adjust the amount of Parent common stock included in the TiVo merger consideration;

•	uncertainty as to the long-term value of shares of Parent’s common stock; and

•	uncertainty as to the expected amount and timing of cost savings and operating synergies from the Transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
February 1, 2016 through February 29, 2016	396,061	(1)	$7.50	—	$243,875,183
March 1, 2016 through March 31, 2016	180,545	(2)	$8.03	—	$111,375,183
April 1, 2016 through April 30, 2016	217,032	(3)	$9.03	—	$111,375,183
(1) During the month of February 2016 TiVo acquired 396,061 shares at a weighted average price of $7.50 from employees upon the vesting of restricted stock.
(2) During the month of March 2016 TiVo acquired 180,545 shares at a weighted average price of $8.03 from employees upon the vesting of restricted stock.
(3) During the month of April 2016 TiVo acquired 217,032 shares at a weighted average price of $9.03 from employees upon the vesting of restricted stock.
(4) On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of April 30, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. In March 2016, the Company paid an additional $132.5 million upon maturity of the 4.0% Notes due 2016, which represented the entire remaining balance of the 4.0% Notes due 2016. These transactions were made using funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $111.4 million as of April 30, 2016. As of April 30, 2016, however, future repurchases of TiVo shares are restricted under our acquisition agreement with Rovi.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1
Agreement and Plan of Merger, dated as of April 28, 2016, by and among Rovi Corporation, TiVo Inc., Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc. (filed on Exhibit 2.1 to the Current Report on Form 8-K filed on May 4, 2016).

3.1	Amended and Restated Certification of Incorporation (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on September 10, 2007).
3.2	Third Amended and Restated Bylaws, dated as of November 13, 2015 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on November 17, 2015).
3.3	First Amendment to the Third Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016).
4.1	Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.1 to the Current Report on Form 8-K/A filed on January 19, 2011).
4.2
Certificate of Correction to the Certificate of Designations of the Series B Junior Participating Preferred Stock of TiVo (filed as Exhibit 4.2 to the Current Report on Form 8-K/A filed on January 19, 2011).

4.3	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 23, 2014).
4.4	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2014).
10.1	Separation Agreement between TiVo Inc. and Jeff Klugman, dated March 1, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2016).
10.2	Form of At-Will Employment Agreement (Senior Executive) (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 2, 2016).
10.3	Fiscal Year 2017 Bonus Plan for Executive Officers (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2016).
31.1
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated May 31, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 31, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated May 31, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated May 31, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	5/31/2016	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date:	5/31/2016	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)