Form 10-Q
period 2016-07-31
TIVO INC
filed 2016-08-29
CIK 1088825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
  _________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
The number of shares outstanding of the registrant's common stock, $0.001 par value, was 101,084,459 as of August 26, 2016.

TIVO INC.
FORM 10-Q
For the Fiscal Quarter Ended July 31, 2016

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

•
our expectations regarding future media services and other revenues; including growth from TiVo Research and Analytics, Inc. ("TiVo Research"), Digitalsmiths Corporation ("Digitalsmiths"), and Cubiware Sp. Z o.o. ("Cubiware");

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

•	our expectations regarding our ability to perform or comply with laws, regulations, and requirements different than those in the United States;

•	our expectations regarding future capital allocation activities including share buy-backs, mergers and acquisitions, issuance of debt, and other alternative capital distribution activities;

•	our expectations and estimates related to long-term investments and their associated carrying value; and

•	our expectations of growth from our acquisitions of Digitalsmiths and Cubiware;

•
our expectations regarding the consummation of the transactions contemplated by the Agreement and Plan of Merger among Rovi Corporation, TiVo, Titan Technologies Corporation, Nova Acquisition Sub, Inc. and Titan Acquisition Sub, Inc., the potential benefits of such transactions and the timing of the consummation of such transactions;

•	our expectations that the TiVo Merger (as defined below) will constitute a Fundamental Change and a Make-Whole Fundamental Change under the 2.0% Notes due 2021;

•
our expectations that we may seek to unwind the convertible note hedge transactions entered into in connection with the 2.0% Notes due 2021 concurrently with or prior to the consummation of the TiVo Merger (as defined below); and

•
our expectations that we may seek to unwind the warrant transactions entered into in connection with the 2.0% Notes due 2021 concurrently with or prior to the consummation of the TiVo Merger (as defined below).

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
TIVO INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(unaudited)

	July 31, 2016	January 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$444,625	$159,392
Short-term investments	83,669	486,677
Accounts receivable, net of allowance for doubtful accounts of $542 and $521, respectively	48,996	55,654
Inventories	13,801	17,535
Deferred cost of technology revenues, current	6,693	3,910
Prepaid expenses and other, current	9,987	12,717
Total current assets	607,771	735,885
LONG-TERM ASSETS
Property and equipment, net of accumulated depreciation of $57,375 and $56,188, respectively	14,587	12,629
Intangible assets, net of accumulated amortization of $46,985 and $41,471, respectively	52,631	57,627
Deferred cost of technology revenues, long-term	11,878	12,277
Goodwill	109,059	108,735
Deferred tax assets, long-term	145,143	155,719
Prepaid expenses and other, long-term	7,270	6,934
Total long-term assets	340,568	353,921
Total assets	$948,339	$1,089,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$19,358	$21,243
Accrued liabilities	38,920	53,305
Deferred revenue, current	169,703	166,361
Convertible senior notes, current	—	132,409
Total current liabilities	227,981	373,318
LONG-TERM LIABILITIES
Deferred revenue, long-term	151,612	179,133
Convertible senior notes, long-term	186,024	182,382
Deferred tax liability, long-term	2,399	2,588
Other long-term liabilities	7,586	7,466
Total long-term liabilities	347,621	371,569
Total liabilities	575,602	744,887
COMMITMENTS AND CONTINGENCIES (see Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001: Authorized shares are 10,000,000; Issued and outstanding shares - none	—	—
Common stock, par value $0.001: Authorized shares are 275,000,000; Issued shares are 146,299,861 and 143,473,136, respectively, and outstanding shares are 100,236,552 and 98,206,449, respectively	145	142
Treasury stock, at cost: 46,063,309 and 45,266,687 shares, respectively	(552,154)	(545,744)
Additional paid-in capital	1,267,374	1,251,865
Accumulated deficit	(340,443)	(357,983)
Accumulated other comprehensive income (loss)	(2,185)	(3,361)
Total stockholders’ equity	372,737	344,919
Total liabilities and stockholders’ equity	$948,339	$1,089,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share and share amounts)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenues
Service and software revenues	$46,375	$43,098	$92,521	$82,947
Technology revenues	52,706	55,998	106,274	108,569
Hardware revenues	8,579	20,358	16,122	42,672
Net revenues	107,660	119,454	214,917	234,188
Cost of revenues
Cost of service and software revenues	16,180	15,171	32,430	30,610
Cost of technology revenues	7,377	8,710	14,686	14,846
Cost of hardware revenues	10,226	20,185	20,736	42,756
Total cost of revenues	33,783	44,066	67,852	88,212
Gross margin	73,877	75,388	147,065	145,976
Research and development	22,038	26,309	50,022	51,323
Sales and marketing	9,740	11,930	20,243	22,871
Sales and marketing, subscription acquisition costs	898	1,117	2,043	2,808
General and administrative	17,769	15,880	38,320	30,702
Transition and restructuring	18	—	3,746	—
Total operating expenses	50,463	55,236	114,374	107,704
Income from operations	23,414	20,152	32,691	38,272
Interest income	1,222	953	2,479	1,838
Interest expense and other income (expense)	(3,367)	(5,044)	(7,698)	(9,878)
Income before income taxes	21,269	16,061	27,472	30,232
Provision for income taxes	(7,884)	(7,722)	(9,932)	(14,014)
Net income	$13,385	$8,339	$17,540	$16,218

Net income per common share
Basic	$0.14	$0.09	$0.18	$0.18
Diluted	$0.14	$0.09	$0.18	$0.17

Income for purposes of computing net income per share:
Basic	$13,385	$8,339	$17,540	$16,218
Diluted	$13,385	$9,595	$18,020	$18,729

Weighted average common and common equivalent shares:
Basic	95,603,639	92,382,999	95,071,320	92,139,957
Diluted	97,679,600	110,381,018	100,345,879	111,442,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015

Net income	$13,385	$8,339	$17,540	$16,218
Other comprehensive income:
Available-for-sale securities:
Unrealized gain (loss) on marketable securities, net of tax	(6)	(210)	257	(195)
Foreign currency translation adjustments	(476)	(1,038)	919	(1,038)
Total comprehensive income, net of tax	$12,903	$7,091	$18,716	$14,985
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIVO INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,540	$16,218
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangibles	9,230	8,132
Stock-based compensation expense	10,674	14,206
Amortization of discounts and premiums on investments	1,439	3,171
Change in fair value of contingent purchase consideration	795	256
Deferred income taxes	8,239	12,917
Amortization of debt issuance costs and debt discount	3,733	3,937
Allowance for doubtful accounts	71	80
Changes in assets and liabilities:
Accounts receivable	6,646	(5,017)
Inventories	3,734	2,911
Deferred cost of technology revenues	(2,353)	1,544
Prepaid expenses and other	1,849	1,103
Accounts payable	(2,230)	(6,896)
Accrued liabilities	(15,768)	(12,915)
Deferred revenue	(24,179)	(22,871)
Other long-term liabilities	795	(147)
Net cash provided by operating activities	$20,215	$16,629
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(114,455)	(214,027)
Sales or maturities of short-term investments	517,286	234,805
Purchase of long-term investment	—	(2,420)
Acquisition of business, net of cash acquired	—	(16,616)
Acquisition of property and equipment and other long-term assets	(5,785)	(4,884)
Acquisition of intangible assets	—	(1,000)
Net cash provided by (used in) investing activities	$397,046	$(4,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock related to exercise of common stock options	6,775	7,482
Proceeds from issuance of common stock related to employee stock purchase plan	—	3,823
Maturity of notes payable	(132,500)	—
Treasury stock - repurchase of stock	(6,410)	(28,854)
Net cash used in financing activities	$(132,135)	$(17,549)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$107	$(122)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$285,233	$(5,184)
CASH AND CASH EQUIVALENTS:
Balance at beginning of period	159,392	178,217
Balance at end of period	$444,625	$173,033
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
Under the terms of the Merger Agreement, while the average Rovi stock price (based on the volume-weighted average trading price of the Rovi common stock on the NASDAQ over the 15 day period ending on (and including) the third trading day prior to closing) is between $16.00 and $25.00, each share of TiVo common stock will be converted into the right to receive $10.70 in combination of cash and common stock in Parent that will own both TiVo and Rovi, with the cash component being no less than $2.75 and no more than $3.90 per share of TiVo common stock. If the average Rovi stock price is less than $16.00, the consideration per each share of TiVo common stock will be valued below $10.70, and if the average Rovi stock price exceeds $25.00, the TiVo merger consideration will be valued above $10.70. Rovi stockholders will continue to own one share of common stock in Parent for each share of Rovi common stock owned as of the closing. The Transactions are subject to customary closing conditions, including approval by TiVo's and Rovi's stockholders, and are expected to close on September 7, 2016.
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
In connection with the Merger Agreement, Rovi, the Company, and Parent have filed relevant materials with the SEC, including a Registration Statement on Form S-4 filed by Parent that contains a joint proxy statement/prospectus filed on June 6, 2016, and amended on July 8, 2016, July 25, 2016, August 2, 2016, and August 5, 2016. Investors and security holders are urged to read these materials, and any other relevant documents that will be filed with the SEC, because they contain important information about Rovi, TiVo, Parent, and the proposed transactions.
The joint proxy statement/prospectus was first mailed to investors of Rovi and the Company on August 5, 2016. The special meetings of the stockholders of the Company and Rovi to approve the proposed business combination transaction between the Company and Rovi and certain related matters have both been scheduled for September 7, 2016. The Transaction has previously received all necessary regulatory approvals. The Company expects that, subject to obtaining the approval of the Company's and Rovi's stockholders and the other customary closing conditions described in the joint proxy statement/prospectus distributed to the Company's stockholders, the Transactions will become effective on September 7, 2016 following approval by stockholders of both companies. TiVo and Rovi may each terminate the Merger Agreement under certain circumstances, and in connection with the termination of the Merger Agreement under specified circumstances, TiVo or Rovi may be required to pay the other party a termination fee of up to $36.6 million.
Following completion of the Transactions, the Company’s common stock will be delisted from The NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934, as amended, and as such, the Company will no longer file periodic reports with the SEC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete audited annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of July 31, 2016 and January 31, 2016 and the results of operations and the statement of other comprehensive income for the three and six months ended July 31, 2016 and 2015 and condensed consolidated statements of cash flows for the six months ended July 31, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2016. Operating results for the three and six months ended July 31, 2016 are not necessarily indicative of results that may be expected for this fiscal year ending January 31, 2017 or any other periods.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This ASU is effective for TiVo on February 1, 2020. This ASU will be applied prospectively. The Company has not yet determined the effect of the standard on its ongoing financial reporting.
3. CASH AND INVESTMENTS
Cash, cash equivalents, and short-term investments, consisted of the following:

	As of July 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$51,333	$—	$—	$51,333
Cash equivalents:
Commercial paper	$39,451	—	—	$39,451
Money market funds	$353,841	—	—	$353,841
Total cash and cash equivalents	$444,625	$—	$—	$444,625
Marketable securities:
Certificates of deposit	$3,000	$—	$—	$3,000
Commercial paper	14,268	—	—	14,268
Corporate debt securities	52,353	38	(55)	52,336
Variable-rate demand notes	145	—	—	145
Municipal bonds	13,920	4	(4)	13,920
Current marketable debt securities	$83,686	$42	$(59)	$83,669
Total cash, cash equivalents, and marketable debt securities	528,311	42	(59)	528,294

	As of January 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash	$14,362	$—	$—	$14,362
Cash equivalents:
Commercial paper	$31,576	$4	$—	$31,580
Money market funds	$105,787	$—	$—	$105,787
Corporate debt securities	$7,665	$1	$(3)	$7,663
Total cash and cash equivalents	$159,390	$5	$(3)	$159,392
Marketable securities:
Certificates of deposit	$7,000	$—	$—	$7,000
Commercial paper	47,692	1	(3)	47,690
Corporate debt securities	387,927	66	(464)	387,529
Foreign government securities	9,458	2	(8)	9,452
Variable-rate demand notes	215	—	—	215
Asset and mortgage-backed securities	21,002	2	(17)	20,987
Municipal bonds	13,797	11	(4)	13,804
Total	$487,091	$82	$(496)	$486,677
Total cash, cash equivalents, and marketable debt securities	$646,481	$87	$(499)	$646,069
None of these investments were in a loss position for greater than twelve months as of July 31, 2016 and January 31, 2016.
Marketable Securities
The Company’s investment securities portfolio consists of various debt instruments, including certificates of deposit, commercial paper, corporate bonds, asset and mortgage-backed securities, foreign government securities, variable-rate demand notes, and municipal bonds, all of which are classified as available-for-sale.
Other investment securities

TiVo has investments in private companies where the Company’s ownership is less than 20% and TiVo does not have significant influence. The investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. The Company's cost basis in such investments was $2.7 million as of July 31, 2016 and January 31, 2016. Refer to Note 4 "Fair Value" for additional information on the impairment assessment of the investments.
Contractual Maturity Date
The following table summarizes the estimated fair value of the Company’s debt investments, designated as available-for-sale, classified by the contractual maturity date of the security:

	As of
	July 31, 2016	January 31, 2016
	(in thousands)
Due within 1 year	$61,774	$361,365
Due within 1 year through 5 years	21,750	125,097
Due after 10 years	145	215
Total	$83,669	$486,677
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
Cash equivalents and available-for-sale marketable securities (including asset- and mortgage-backed securities) are reported at their fair value. Additionally, carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable, and accrued expenses approximate their fair value because of their short maturities. The Company has financial liabilities for which it is obligated to repay the carrying value, unless the holder agrees to a lesser amount. These financial liabilities include TiVo's convertible senior notes which matured in March 2016 (the "4.0% Notes due 2016") and which mature in October 2021 (the "2.0% Notes due 2021"). The fair values of TiVo's convertible senior notes are influenced by interest rates, TiVo's stock price and stock price volatility and are determined by Level 2 inputs. The carrying value of the 4.0% Notes due 2016 at January 31, 2016 was $132.4 million and the fair value was $133.0 million, based on the notes' quoted market price as of January 31, 2016. The carrying value of the 2.0% Notes due 2021 at July 31, 2016 and January 31, 2016 was $186.0 million and $182.4 million and the fair value was $228.6 million and $195.5 million, based on the notes' quoted market price as of July 31, 2016 and January 31, 2016, respectively.
On a quarterly basis, TiVo measures, at fair value, certain financial assets and liabilities. The fair value of those financial assets and liabilities was determined using the following levels of inputs as of July 31, 2016 and January 31, 2016:

	As of July 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$39,451	$—	$39,451	$—
Money market funds	353,841	353,841	—	—
Short-term investments:
Certificates of deposit	3,000	—	3,000	—
Commercial paper	14,268	—	14,268	—
Corporate debt securities	52,336	—	52,336	—
Variable-rate demand notes	145	—	145	—
Municipal bonds	13,920	—	13,920	—
Contingent Liabilities
Acquisition purchase consideration	$10,893	$—	$—	$10,893
Total	$487,854	$353,841	$123,120	$10,893
	As of January 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash equivalents:
Commercial paper	$31,580	$—	$31,580	$—
Money market funds	105,787	105,787	—	—
Corporate debt securities	7,663	—	7,663	—
Short-term investments:
Certificates of deposit	7,000	—	7,000	—
Commercial paper	47,690	—	47,690	—
Corporate debt securities	387,529	—	387,529	—
Foreign government securities	9,452	—	9,452	—
Variable-rate demand notes	215	—	215	—
Asset- and mortgage-backed securities	20,987	—	20,987	—
Municipal bonds	13,804	—	13,804	—
Contingent Liabilities
Acquisition purchase consideration	10,098	—	—	10,098
Total	$641,805	$105,787	$525,920	$10,098

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(in thousands)
Beginning Balance	$10,419	$—	$10,098	$—
Add: Fair value of contingent purchase consideration upon acquisition	—	9,429	—	9,429
Add: Change in fair value of contingent purchase consideration	474	256	795	256
Ending Balance	$10,893	$9,685	$10,893	$9,685
Quantitative information about the Company's Level 3 fair value measurement as of July 31, 2016 and January 31, 2016 for contingent purchase consideration is as follows:

Unobservable Inputs	July 31, 2016	January 31, 2016
Total expected payments (in thousands)	$12,711	$12,705
Time-to-payments (weighted average years)	1.17	1.69
Discount rate	15%	15%
The Company did not have any transfers between Level 1, Level 2, and Level 3 fair value measurements during the periods presented as there were no changes in the composition of Level 1, 2, or 3 securities.
TiVo also has two direct investments in privately-held companies accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, TiVo will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such a significant adverse event were identified, the Company would estimate the fair value of its cost method investments considering available information at the time of the event, such as pricing in recent rounds of financing, current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The carrying amount of the Company's cost method investments was $2.7 million as of July 31, 2016 and January 31, 2016. No events or circumstances indicating a potential impairment were identified as of July 31, 2016.
5. INVENTORY
Inventory was as follows:

	As of
	July 31, 2016	January 31, 2016
	( in thousands)
Raw Materials	$3,781	$1,378
Finished Goods	10,020	16,157
Total Inventory	$13,801	$17,535
6. COMMITMENTS AND CONTINGENCIES
Product Warranties
The Company’s standard manufacturer's warranty period to consumers for TiVo-enabled DVRs is 90 days for parts and labor from the date of consumer purchase, and from 91-365 days for parts only. Within the limited warranty period, consumers are offered a no-charge exchange for TiVo-enabled DVRs returned due to product defect, within 90 days from the date of consumer purchase. Thereafter, consumers may exchange a TiVo-enabled DVR with a product defect for a variable charge. The Company also includes a warranty through its Continual Care program to TiVo-Owned customers who use Roamio and BOLT DVRs for as long as they are monthly or annual subscribers to our service. The Company recognizes the cost associated with the Continual Care warranties at the time of the DVR sale. As of July 31, 2016 and January 31, 2016, the accrued warranty reserve was $250,000 and $401,000, respectively. The Company’s accrued warranty reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheets.
The Company also offers its TiVo-Owned customers who purchase a lifetime subscription a separately priced optional 2-year and 3-year extended warranties. The Company defers and amortizes cost and revenue associated with the sales of these extended warranties over the warranty period or until a warranty is redeemed. Additionally, the Company offers its MSO customers separately priced optional 3-year extended warranties. The Company recognizes the revenues associated with the sale of these MSO extended warranties over the second and third year of the warranty period. The extended warranty for MSOs applies through the end of the period of warranty. As of July 31, 2016, the extended warranty deferred revenue and cost was $1.4 million and $127,000, respectively. As of January 31, 2016, the extended warranty deferred revenue and cost was $1.9 million and $180,000, respectively.
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
Legal Matters
From time to time, the Company is involved in numerous lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. The Company assesses potential liabilities in connection with each lawsuit and threatened lawsuits and accrues an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. While certain matters to which the Company is a party specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of the litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated. As of July 31, 2016, the Company has not accrued any pre-judgment liability for any lawsuits filed against the Company, as the Company has neither determined that it is probable that a liability has been incurred at the date of the financial statements nor that the amount of any loss can be reasonably estimated. The Company expenses legal costs as they are incurred.
On September 8, 2015, the Company filed a complaint against Samsung Electronics Co., LTD, Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC. (“Samsung”) in the United States District Court for the Eastern District of Texas. The complaint asserts U.S. Patent No. 6,233,389, titled “Multimedia Time Warping System,” U.S. Patent No. 6,792,195, titled “Method And Apparatus Implementing Random Access And Time-Based Functions On A Continuous Stream Of Formatted Digital Data,” U.S. Patent No. 7,558,472, titled “Multimedia Signal Processing System,” and U.S. Patent No. 8,457,476, titled “Multimedia Signal Processing System.” The Complaint claims that Samsung infringes the Company’s patents by making and selling Samsung DVRs and mobile devices, and related software, that fall within the scope of one or more claims of the Company’s patents. The Company's complaint also claims that Samsung’s infringement is willful, and seeks, among other things, an unspecified amount in damages as well as an injunction. On November 17, 2015, Samsung filed an answer denying the Company’s allegations. On February 11, 2016, Samsung amended its answer to assert U.S. Patent No. 5,978,043, titled “TV Graphical User Interface That Provides Customized Lists Of Programming,” U.S. Patent No. 6,181,333, titled “Television Graphical User Interface Having Channel And Program Sorting Capabilities,” U.S. Patent No. 7,231,592, titled “Method And Apparatus For A Home Network Auto-Tree Builder,” and U.S. Patent No. 8,233,090, titled “Method Of Linkage-Viewing TV Broadcasting Program Between Mobile Communication Apparatus And Digital TV, And Mobile Communication Apparatus And Digital TV Thereof” against the Company. In its amended answer, Samsung counterclaims that the Company infringes Samsung’s patents by making and selling TiVo DVRs, and related software, that fall within the scope of one or more claims of Samsung’s patents. Samsung’s complaint claims that the Company’s infringement is willful, and seeks, among other things, damages in an unspecified amount. On February 22, 2016, the Court issued a preliminary scheduling order, setting jury selection for March 6, 2017. On August 2, 2016, Samsung filed a petition for inter partes review of U.S. Patent No. 6,233,389 with the U.S. Patent and Trademark Office.  On August 12, 2016, Samsung filed two petitions for inter partes review of U.S. Patent No. 7,558,472, and two petitions for inter partes review of U.S. Patent No. 8,457,476, with the U.S. Patent and Trademark Office. The Company expects to incur material expenses in connection with this matter.
On November 24, 2015, Dolby Laboratories Licensing Corporation & Dolby International AB (“Dolby”) formally notified TiVo that TiVo was in material breach of certain provisions in license agreements with Dolby and that TiVo had 30 days to cure the breaches or Dolby would terminate those license agreements. Dolby alleged that TiVo owed Dolby approximately $1.7 million in connection with TiVo’s alleged failure to properly report and pay royalties for sales of certain TiVo hardware and software products, including accrued interest. Dolby further alleged that TiVo owed Dolby approximately $8.7 million in connection with certain third-party hardware products that run TiVo software. TiVo notified Dolby that it does not agree with the results of its audit nor with its assertions that TiVo’s activities in connection with third-party hardware products in any way breach any of TiVo’s license agreements with Dolby. In late December 2015, in the interest of avoiding termination of those license agreements, TiVo tendered the $1.7 million sum, subject to a reservation of rights. The Company expensed $1.1 million as cost of revenues and $0.4 million as interest expense and other income (expense) in the fiscal year ended January 31, 2016. The remaining $0.2 million was expensed in prior periods. On July 25, 2016, TiVo and Dolby executed an agreement to settle the rest of the outstanding dispute for an immaterial amount.
On July 14, 2016, alleged stockholders of TiVo filed a putative class action captioned Northern California Pipe Trades Trust Fund, et al. v. Peter Aquino, et al., Case Number 12560, in the Delaware Court of Chancery (the “Delaware Action”). The defendants are the five members of the TiVo board of directors who approved the Merger Agreement. The complaint in the Delaware Action alleges that the defendants breached their fiduciary duties to TiVo’s stockholders by failing to disclose all material facts concerning the Transactions described in the draft joint proxy statement/prospectus filed on June 6, 2016, and as amended on July 8, 2016. The complaint in the Delaware Action seeks orders: declaring that the action is properly maintainable as a class action; declaring that the defendants breached their fiduciary duties; enjoining consummation of the Transactions unless and until full disclosure is made of all material information; awarding plaintiffs their costs and disbursements, including attorneys’, accountants’, and experts’ fees; and awarding such other and further relief as is just and equitable. On July 14, 2016, plaintiffs in the Delaware Action filed a motion for expedited proceedings. On July 25, 2016, the defendants filed an opposition brief with the court. On July 29, 2016, following the filing of the July 25 Amendment to the S-4, the plaintiffs in the Delaware Action voluntarily dismissed their litigation as moot.
On August 3 and August 10, 2016, alleged stockholders of TiVo filed putative class actions captioned Rebecca Graham v. TiVo, Inc., et al., Case Number 16-cv-04367-LHK, and Melvyn Klein v. TiVo, Inc., et al., Case Number 16-cv-04503, in the United States District Court for the Northern District of California (together, the "California Federal Actions"). The defendants in the California Federal Actions include TiVo and the five members of the TiVo board of directors who approved the Merger Agreement. The Klein action also names the remaining members of the TiVo board of directors, Rovi Corporation, Titan Technologies Corporation, Nova Acquisition Sub, Inc., and Titan Acquisition Sub, Inc. as defendants. The complaints in the California Federal Actions allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 14a-9 promulgated thereunder by failing to disclose all material facts concerning the Transactions in the draft joint proxy statement/prospectus filed on June 6, 2016, and as amended on July 8, July 25, and August 2, 2016. The complaints in the California Federal Actions seek orders: declaring that the actions are properly maintainable as class actions; declaring that the joint proxy statement/prospectus is materially misleading and contains omissions of material fact in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder; preliminarily and permanently enjoining defendants from proceeding with, consummating, or closing the Transactions unless and until defendants disclose the alleged material information omitted from the joint proxy statement/prospectus; directing the board of directors to disseminate a proxy statement/prospectus that does not contain any untrue statements of material fact and that states all material facts required in it to make the statements contained therein not misleading; awarding plaintiff and the proposed class rescissory damages, including pre-judgment and post-judgment interest, to the extent the Transactions are consummated; awarding plaintiff the costs and disbursements of this action, including attorneys' and expert fees and expenses; awarding extraordinary, equitable, and/or injunctive relief as permitted by law; and granting such other and further equitable relief as the court may deem just and proper. On August 23, 2016, the plaintiffs, TiVo, and the director defendants in the California Federal Actions filed a stipulation of dismissal. Pursuant to the stipulation, the plaintiffs voluntarily dismissed the California Federal Actions, acknowledging that the disclosures in TiVo's Form 8-K dated August 11, 2016 mooted plaintiffs' claims. The stipulation asks the court to retain jurisdiction for the sole purpose of addressing any application for attorneys' fees and expenses plaintiffs may make in connection with the mooted claims.
7. CONVERTIBLE SENIOR NOTES
The following table reflects the carrying value of the Company's convertible senior notes:

	As of
	July 31, 2016	January 31, 2016
	( in thousands)
4.0% Notes due 2016	$—	$132,500
Less: Unamortized debt issuance costs	—	(91)
Net carrying amount of 4.0% Notes due 2016	—	132,409
2.0% Notes due 2021	230,000	230,000
Less: Unamortized debt discount	(40,347)	(43,638)
Less: Unamortized debt issuance costs	(3,629)	(3,980)
Net carrying amount of 2.0% Notes due 2021	186,024	182,382
Total convertible debt	186,024	314,791
Less: Convertible short-term debt	—	132,409
Convertible long-term debt	186,024	$182,382
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands)
Contractual interest coupon	$—	$1,725	$663	$3,450
Amortization of debt issuance costs	—	240	91	481
Total interest cost recognized	$—	$1,965	$754	$3,931
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
The Company separately accounts for the liability and equity components of the 2.0% Notes due 2021. The principal amount of the liability component of $177.9 million as of the date of issuance was recognized at fair value based on the present value of its cash flows using a discount rate of 6.0%; the Company’s borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The residual $52.1 million was allocated to the equity component and accounted for as a discount on the notes. As of July 31, 2016, the carrying value of the equity component was unchanged from the date of issuance. The Company initially reduced stockholders' equity by $19.3 million due to the deferred tax liability related to the equity component of the notes.
The following table presents the amount of interest cost recognized relating to the contractual interest coupon, amortization of issuance costs and amortization of the discount on the liability component of the 2.0% Notes due 2021 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In Thousands)
Contractual interest coupon	$1,150	$1,150	$2,300	$2,300
Amortization of debt issuance cost	176	176	351	351
Amortization of debt discount	1,661	1,566	3,291	3,106
Total interest cost recognized	$2,987	$2,892	$5,942	$5,757
The effective interest rate on the liability component of the 2.0% Notes due 2021 was 6.0%. The remaining unamortized debt discount of $40.3 million as of July 31, 2016 will be amortized over the remaining life of the 2.0% Notes due 2021, which is approximately 5.2 years.
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
Upon conversion the Company will pay cash and, if applicable, deliver shares of its common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the 2.0% Convertible Senior Notes Indenture) of the relevant 20 VWAP Trading Day observation period. The Company intends to settle any amounts due upon conversion up to the principal amount owed of the 2.0% Notes due 2021 in cash. The initial conversion rate for the 2.0% Notes due 2021 is 56.1073 shares of common stock per $1,000 in principal amount of 2.0% Notes due 2021, equivalent to a conversion price of approximately $17.82 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments.
Holders may require the Company to repurchase, for cash, all or part of their 2.0% Notes due 2021 upon a “Fundamental Change” (as defined in the 2.0% Convertible Senior Notes Indenture) at a price equal to 100% of the principal amount of the 2.0% Notes due 2021 being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Repurchase Date” (as defined in the 2.0% Convertible Senior Notes Indenture). In addition, upon a “Make-Whole Fundamental Change” (as defined in the 2.0% Convertible Senior Notes Indenture) prior to the maturity date of the Notes, the Company will, in some cases, increase the conversion rate for a holder that elects to convert its 2.0% Notes due 2021 in connection with such Make-Whole Fundamental Change. On May 3, 2016, the Company gave notice to the holders of the 2.0% Notes due 2021 that the TiVo Merger would constitute a Fundamental Change and a Make-Whole Fundamental Change. On August 17, 2016, the Company gave notice to the holders of the 2.0% Notes due 2021 that the anticipated "Effective Date" (as defined in the 2.0% Convertible Senior Notes Indenture) of the TiVo Merger is September 7, 2016 and that the TiVo Merger will require a supplemental indenture pursuant to Section 10.12 of the 2.0% Convertible Senior Notes Indenture.
The 2.0% Notes due 2021 bear cash interest at an annual rate of 2.00%, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 2015. Debt issuance costs were approximately $6.4 million, of which $1.4 million was allocated to additional paid-in capital and $5.0 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the 2.0% Notes due 2021. As of July 31, 2016, unamortized deferred issuance cost was $3.6 million.
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
Convertible Note Hedge Transactions. Counterparties entered into convertible note hedge transactions with the Company covering approximately 12.9 million shares of the Company’s common stock, in the aggregate, which is the number of shares initially underlying the 2.0% Notes due 2021. The convertible note hedge transactions, which have an initial strike price of $17.82 (corresponding to the initial conversion price of the 2.0% Notes due 2021) may be settled through net share settlement (in which case the Company will receive shares of common stock based on the amount by which the market price of the Company’s common stock, as measured under the convertible note hedge transactions, exceeds the strike price of the convertible note hedge transactions), cash settlement (in which case the Company will receive cash in lieu of the shares deliverable upon net share settlement), or a combination thereof, which settlement method will generally correspond to the settlement method elected with respect to the 2.0% Notes due 2021. The convertible note hedge transactions are only exercisable upon conversions of the 2.0% Notes due 2021 and will expire upon the earlier of the maturity date of the 2.0% Notes due 2021 or the date on which the 2.0% Notes due 2021 cease to be outstanding. It is expected that settlement of the convertible note hedge transactions through net share settlement in connection with a conversion of 2.0% Notes due 2021 would result in the Company receiving a number of shares approximately equal to the number of shares issuable by the Company upon net share settlement of the 2.0% Notes due 2021 in connection with any such conversion. The convertible note hedge transactions cost of $54.0 million has been accounted for as an equity transaction. The Company initially recorded approximately $20.0 million in stockholders’ equity from the deferred tax asset related to the convertible note hedges at inception of the transactions. As of July 31, 2016 the Company had not received any shares under these convertible note hedge transactions. The convertible note hedge transactions are subject to termination in connection with conversions of the 2.0% Notes due 2021 occurring in connection with a “Make-Whole Fundamental Change” under the indenture governing the 2.0% Notes due 2021 or as a result of a repurchase of the 2.0% Convertible Notes due 2021 (including as a result of a “Fundamental Change” under the 2.0% Notes due 2021). In connection with any such conversion or termination, the Company may receive amounts from the counterparties to the convertible note hedge transactions. Additionally, the Company may seek to unwind the convertible note hedge transactions concurrently with or prior to the consummation of the TiVo Merger.
Warrants. Concurrently with the purchase of the convertible note hedge transactions, the Company received $30.2 million from the sale to the counterparties to the convertible note hedge transactions of warrants to purchase up to approximately 12.9 million shares of the Company’s common stock at an initial strike price of $24.00 per share. The warrants expire on various dates between January 1, 2022 and March 29, 2022 and are exercisable on their expiration dates. The warrants may be settled through net share settlement (in which case the Company will be required to deliver to the counterparties a number of shares based on the amount by which the market price of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrants) or, at the Company’s option, subject to certain conditions, through cash settlement (in which case the Company will owe the counterparties cash in lieu of the shares deliverable upon net share settlement). As of July 31, 2016, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity. The warrants allow for certain adjustments to the terms thereof by the counterparties to the warrants in connection with the announcement of certain merger transactions and provide for termination of the warrants upon the consummation of certain merger transactions. The Company may owe amounts to the counterparties to the warrant transactions in connection with any such termination. Additionally, the Company may seek to unwind the warrant transactions concurrently with or prior to the consummation of the TiVo Merger.
8. NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock.
Diluted net income per common share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, stock awards, and performance stock awards and are calculated using the treasury stock method. Also included in the weighted average effect of dilutive securities for the six months ended July 31, 2016 and the three and six months ended July 31, 2015 is the dilutive effect of the 4.0% Notes due 2016 which is calculated using the if-converted method. The 4.0% Notes due 2016 were paid in March 2016 and no portion of the notes was outstanding during the three months ended July 31, 2016.
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(income in thousands)
Numerator:
Net income	$13,385	$8,339	$17,540	$16,218
Interest on dilutive notes, net of tax	—	1,256	480	2,511
Net income for purpose of computing net income per diluted share	13,385	9,595	18,020	18,729
Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	95,603,639	92,382,999	95,071,320	92,139,957
Weighted average effect of dilutive securities:
Stock options, restricted stock, and employee stock purchase plan	2,075,961	2,535,826	2,305,370	3,840,822
4.0% Notes due 2016	—	15,462,193	2,969,189	15,462,193
Denominator for diluted net income per common share	97,679,600	110,381,018	100,345,879	111,442,972
Basic net income per common share	$0.14	$0.09	$0.18	$0.18
Diluted net income per common share	$0.14	$0.09	$0.18	$0.17
The weighted average number of shares outstanding used in the computation of diluted net income per share in the six months ended July 31, 2016 and 2015 do not include the effect of the following potentially outstanding common stock because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Unvested restricted stock	126,460	205,915	71,672	2,749
Options to purchase common stock	397,634	405,005	547,644	404,084
2.0% Notes due to 2021	12,904,679	12,904,679	12,904,679	12,904,679
Common stock warrants	12,904,679	12,904,679	12,904,679	12,904,679
Total	26,333,452	26,420,278	26,428,674	26,216,191
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
9. STOCK-BASED COMPENSATION
Total stock-based compensation for the three and six months ended July 31, 2016 and 2015 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands)
Cost of service and software revenues	$421	$418	$929	$915
Cost of technology revenues	328	471	646	727
Cost of hardware revenues	36	29	69	69
Research and development	1,650	1,786	3,292	3,804
Sales and marketing	819	1,174	1,789	2,278
General and administrative	1,775	3,203	3,841	6,413
Transition and restructuring	—	—	108	—
Stock-based compensation before income taxes	$5,029	$7,081	$10,674	$14,206
Income tax benefit	(1,443)	(1,263)	(2,958)	(2,722)
Stock-based compensation, net of tax	$3,586	$5,818	$7,716	$11,484
10. TRANSITION AND RESTRUCTURING
In February 2016, the Company announced the termination of approximately 58 full-time employees and additional contractors as part of a plan to better align the Company's resources and strategic goals. Restructuring expenses during the three and six months ended July 31, 2016 totaled $18,000 and $3.7 million and were principally comprised of severance pay expenses and related cash expenditures. The Company also recorded non-cash expenses of $0 and $108,000 before tax related to stock-based compensation expense for modification of restricted stock awards during the three and six months ended July 31, 2016.
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
As of July 31, 2016, total transition and restructuring liabilities of $774,000 relating to the above transactions—$609,000 of which are payable to Tom Rogers—are included in the accrued liabilities line item in the Company's Condensed Consolidated Balance Sheets. The remaining liabilities will be paid at various dates through December 31, 2016.
11. INCOME TAX
The Company recorded income tax expense of $7.9 million and $9.9 million, respectively for the three and six months ended July 31, 2016 as compared to income tax expense of $7.7 million and $14.0 million, respectively for the same prior year periods. The effective tax rate for the three and six months ended July 31, 2016 was 37% and 36%, respectively. The effective tax rate for the three and six months ended July 31, 2015 was 48% and 46%, respectively.
The provision for income taxes for the three six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation and state taxes reduced by the benefit from research and development credits and the tax impact of earnings from foreign operations.
The provision for income taxes for the three and six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation, stock based compensation, state taxes, and foreign taxes.
As of July 31, 2016, the Company believes that its deferred tax assets are more likely than not to be realized, with the exception of California deferred tax assets. The Company continues to maintain a valuation allowance on its California deferred tax assets as it is not more likely than not that these deferred tax assets will be realized.
12. RELATED PARTY TRANSACTIONS
TRget Media, LLC: In February 2016, the Company entered into a sub-lease agreement with TRget Media, LLC, a company wholly owned by Tom Rogers, the Company's current chairman of its board of directors and former chief executive officer. The term of the sub-lease is from February 1, 2016 through October 31, 2018. Total payments to be received by the Company over the term of the lease are $339,000. During the three and six months ended July 31, 2016, the Company was paid $24,000 and $73,000 pursuant to the sub-lease agreement.
13. SUBSEQUENT EVENTS
On August 17, 2016, the Company and ECI Four Gold Street LLC entered into a new commercial lease agreement for the Company’s corporate headquarters in San Jose, California. The Company’s prior corporate headquarters lease was set to expire on January 31, 2017. The new lease commences on September 1, 2016 and extends through January 31, 2027 and provides for the lease by the Company of approximately 127,124 square feet of space. Total base rent payable over the extended lease period is $34.0 million. The Company has two options to extend the term of the lease for an additional consecutive five year period under each option with respect to the entire premises.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the accompanying notes included in this report and our most recent annual report on Form 10-K filed on March 23, 2016 and subsequent current reports on Form 10-Q and Form 8-K, the sections entitled “Risk Factors” in Item 1A of our most recent annual report on Form 10-K and Part II, Item 1A of subsequent quarterly reports on Form 10-Q and this quarterly report, as well as other cautionary statements and risks described elsewhere in this report and our most recent annual report on Form 10-K filed on March 23, 2016 before deciding to purchase, sell or hold our common stock.
Company Overview
We are a global leader in next-generation video technology and innovative cloud-based software-as-a-service solutions. The TiVo experience provides an all-in-one approach for navigating the ‘content chaos’ by seamlessly combining live, recorded, VOD, and over-the-top (e.g. Netflix, Amazon, Hulu Plus, Vudu, and YouTube, among others) television into one intuitive user interface with simple universal search, discovery, viewing, and recording, creating the ultimate viewing experience on televisions, tablets, smartphones, and other devices. As of July 31, 2016, there were approximately 7.4 million subscriptions to the TiVo service through our TiVo-Owned and traditional TiVo Pay-TV Operator solution.
The addressable footprint of our Pay-TV Operator customers deploying our traditional TiVo, as well as Cubiware Sp. Z o.o. ("Cubiware")and Digitalsmiths Corporation ("Digitalsmiths"), products and services now reaches 90 million homes across more than 25 countries. We generate service revenues, technology revenues, and in limited instances hardware revenue by providing the traditional TiVo service through agreements with leading satellite and cable television service providers and broadcasters. Through our subsidiary, Cubiware, which we acquired in May 2015, we offer a compelling, cost effective solution for Pay-TV Operators in developing and emerging markets around the world. Through our subsidiary Digitalsmiths, we provide one of the Pay-TV industry's most broadly adopted cloud-based search and recommendation services.
In our TiVo-Owned business, we generate revenue through both recurring and upfront service fees through the sale of TiVo service subscriptions to consumers and through the sale of TiVo devices by third-party retailers and through our on-line store at TiVo.com. We are focused on developing next-generation products beyond our current offerings that will bolster our position in an evolving consumer video landscape.
Through our subsidiary, TiVo Research, we also generate revenues through the sale of cross-platform audience research data by providing innovative data analytics solutions for the television industry.
We have also engaged in significant intellectual property litigation with certain television service and technology providers in the United States to protect our technology from infringement. To date, we have received cash and future technology revenue payment commitments of approximately $1.6 billion from intellectual property litigation.
On April 29, 2016, we announced that Rovi Corporation would acquire us for $2.75 per share in cash and $7.95 per share in common stock for total consideration of approximately $1.1 billion based on the current Rovi stock price. The transaction has a fixed price of $10.70 while the Rovi stock price is between $16 and $25. While the Rovi stock price is above or below those levels the total consideration would be variable. For further detail, refer to Footnote 1 found in our Notes to Condensed Consolidated Financial Statements. The transaction is subject to approval by shareholders of both companies and is expected to close on September 7, 2016.

For the three and six months ended July 31, 2016, we have incurred expenses of $4.4 million and $9.5 million, respectively in Rovi acquisition costs.
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

	Three Months Ended
(Subscriptions and Households in thousands)	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
TiVo-Owned Gross Additions:	35	42	60	52	37	39	59	36
Net Additions/(Losses):
TiVo-Owned	(3)	3	19	11	(3)	—	16	(9)
MSOs	239	312	318	418	284	285	324	337
Total Net Additions/(Losses)	236	315	337	429	281	285	340	328
Cumulative Subscriptions:
TiVo-Owned	971	974	971	952	941	944	944	928
MSOs	6,384	6,145	5,833	5,515	5,097	4,813	4,528	4,204
Total Cumulative Subscriptions	7,355	7,119	6,804	6,467	6,038	5,757	5,472	5,132
Average Subscriptions:
TiVo-Owned Average Subscriptions	973	973	962	947	943	944	935	930
MSO Average Subscriptions	6,265	5,988	5,673	5,294	4,951	4,669	4,368	4,035
Total Average Subscriptions:	7,238	6,961	6,635	6,241	5,894	5,613	5,303	4,965
Total MSO Households	5,213	5,066	4,837	4,605	4,286	4,082	3,889	3,651
MSO Average Households	5,140	4,952	4,722	4,435	4,180	3,985	3,774	3,521
TiVo-Owned Fully Amortized Active Product Lifetime Subscriptions	156	154	153	153	150	147	149	152
% of TiVo-Owned Cumulative Subscriptions paying recurring fees	43%	43%	43%	43%	44%	45%	46%	48%
We define a “subscription” as a contract referencing a TiVo-enabled device such as a DVR or a non-DVR device such as a TiVo Mini for which (i) an end-user has paid or committed to pay for the TiVo service and (ii) service is not canceled. Each TiVo-Owned Subscription represents a single TiVo-enabled device (as defined above) and therefore one or more TiVo-Owned Subscriptions may be present in a single household. MSO Subscriptions are a count of the number of devices that connect to the TiVo service and one or more devices may be present in a single MSO Household. TiVo-Owned Subscriptions currently pay for the TiVo service on a recurring payment plan (such as a monthly or annual payment plan) or on a one-time basis for the life of TiVo-enabled device (referred to as product lifetime subscriptions here and sold commercially as All-in subscriptions). Beginning in October 2014, each TiVo Mini device sale includes a product lifetime subscription for that TiVo Mini device, which have much lower average revenues than DVRs. Sales of the TiVo Mini device began in March 2013. TiVo Mini represented 19% and 12% of cumulative TiVo-Owned Subscriptions as of July 31, 2016 and 2015, respectively, and has been a key driver of our TiVo-Owned subscription growth. Increasing sales of TiVo Minis have helped slow, and in some quarters, led to increases in our cumulative TiVo-Owned Subscriptions as well as increased the number of subscriptions (devices) per TiVo-Owned household. This trend has resulted in a slower rate of decline in the total number of TiVo-Owned households. Subscriptions do not include soft-clients (i.e. mobile applications or web portal) or TiVo Stream users. We count product lifetime subscriptions in our subscription base until both of the following conditions are met: (i) the period we use to recognize product lifetime subscription revenues ends; and (ii) the related TiVo-enabled device has not made contact with the TiVo service within the prior six month period. Product lifetime subscriptions past this period which have not called into the TiVo service for six months are not counted in this total.
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
TiVo-Owned Subscriptions decreased by (3,000) during both the three months ended July 31, 2016 and three months ended July 31, 2015. The TiVo-Owned installed subscription base increased to 971,000 subscriptions as of July 31, 2016 as compared to 941,000 as of July 31, 2015. We believe the year over year improvement in total TiVo-Owned subscriptions was primarily due to continued increases in the sales of TiVo Mini as well as the launch of the TiVo BOLT combined with a lower churn rate.
Our MSO installed subscription base increased by 239,000 subscriptions during the three months ended July 31, 2016, to approximately 6.4 million subscriptions as of July 31, 2016. The increase in cumulative MSO Subscriptions of approximately 1.3 million subscriptions from July 31, 2015 is due to subscription growth from a variety of partners including Cogeco, Com Hem, Mediacom, RCN, Suddenlink, Virgin Media, Vodafone Spain and others. This subscription growth was evenly balanced among both international and domestic MSO partners. We expect continued growth in our MSO installed subscription base through continued growth from existing distribution and as additional MSO distribution deals launch.
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
The following table presents our TiVo-Owned Churn Rate per month information:

	Three Months Ended
(Subscriptions in thousands)	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
Average TiVo-Owned Subscriptions	973	973	962	947	943	944	935	930
TiVo-Owned Subscription cancellations	(38)	(39)	(41)	(41)	(40)	(39)	(43)	(45)
TiVo-Owned Churn Rate per month	(1.3)%	(1.3)%	(1.4)%	(1.4)%	(1.4)%	(1.4)%	(1.5)%	(1.6)%
TiVo-Owned Churn Rate per month was (1.3)% and (1.4)% for the quarters ended July 31, 2016 and 2015, respectively. The decrease in churn for the quarter ended April 30, 2016 was largely due to the increase in the base of TiVo-Owned subscriptions. Included in our TiVo-Owned Churn Rate per month are those product lifetime subscriptions that have both reached the end of the revenue recognition period and whose DVRs have not contacted the TiVo service within the prior six months. Conversely, we do not count as churn product lifetime subscriptions that have not reached the end of the revenue recognition period, regardless of whether such subscriptions continue to contact the TiVo service.
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

	Three Months Ended
	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$898	$1,145	$5,209	$3,612	$1,117	$1,691	$3,455	$2,734
Hardware revenues	(8,579)	(7,543)	(21,362)	(29,506)	(20,358)	(22,314)	(22,463)	(30,366)
Less: MSOs'-related hardware revenues	4,273	3,723	14,788	23,909	16,271	17,298	15,467	23,997
Cost of hardware revenues	10,226	10,510	23,994	30,837	20,185	22,571	25,041	28,176
Less: MSOs'-related cost of hardware revenues	(3,087)	(3,374)	(13,355)	(19,355)	(12,625)	(13,712)	(12,475)	(18,973)
Total Acquisition Costs	$3,731	$4,461	$9,274	$9,497	$4,590	$5,534	$9,025	$5,568
TiVo-Owned Subscription Gross Additions	35	42	60	52	37	39	59	36
Subscription Acquisition Costs (SAC)	$107	$106	$155	$183	$124	$142	$153	$155

	Twelve Months Ended
ROLLING 12 MONTHS	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
	(In thousands, except SAC)
Subscription Acquisition Costs
Sales and marketing, subscription acquisition costs	$10,864	$11,083	$11,629	$9,875	$8,997	$9,092	$8,906	$11,489
Hardware revenues	(66,990)	(78,769)	(93,540)	(94,641)	(95,501)	(100,375)	(99,119)	(98,957)
Less: MSOs'-related hardware revenues	46,693	58,691	72,266	72,945	73,033	76,996	75,594	72,761
Cost of hardware revenues	75,567	85,526	97,587	98,634	95,973	98,312	95,505	93,627
Less: MSOs'-related cost of hardware revenues	(39,171)	(48,709)	(59,047)	(58,167)	(57,785)	(59,965)	(58,214)	(55,389)
Total Acquisition Costs	26,963	$27,822	$28,895	$28,646	$24,717	$24,060	$22,672	$23,531
TiVo-Owned Subscription Gross Additions	189	191	188	187	171	161	154	144
Subscription Acquisition Costs (SAC)	$143	$146	$154	$153	$145	$149	$147	$163
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
During the three months ended July 31, 2016, our total acquisition costs were $3.7 million, a decrease of $0.9 million, as compared to the same prior year period. This decrease was driven by our efforts to more efficiently manage the TiVo-Owned business, which included lower subsidies on consumer hardware which led to a lower TiVo-Owned hardware loss of $640,000 as compared to the same prior year period. Additionally, we had a decrease in Sales and marketing, subscription costs of $219,000 related to a decrease in marketing activities as compared to the same prior year period.
During the twelve months ended July 31, 2016 our total acquisition costs were $27.0 million, an increase of approximately $2.2 million compared to the same prior year period. This increase was largely driven by increased sales and marketing subscription acquisition costs of $1.9 million largely related to a high level of marketing efforts during the three months ended January 31, 2016 associated with the release and holiday sales of our TiVo BOLT. Additionally, contributing to the increase were price reductions on consumer hardware which led to a higher TiVo-Owned hardware loss of $379,000 as compared to the same prior year period.
The decrease in SAC of $2 for the twelve months ended July 31, 2016 as compared to the same prior year period was largely a result of an increase in the number of TiVo-Owned Subscription gross additions.
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

	Three Months Ended
Service and Software Revenues	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
	(In thousands)
TiVo-Owned-related service revenues	$19,230	$19,316	$20,068	$20,508	$20,945	$21,047	$21,541	$21,810
MSOs'-related service revenues	19,154	18,485	19,824	16,942	15,285	14,078	13,675	10,563
Media services and other service and software revenues	7,991	8,345	7,665	7,224	6,868	4,724	5,282	4,332
Total Service and Software Revenues	$46,375	$46,146	$47,557	$44,674	$43,098	$39,849	$40,498	$36,705
We calculate ARPU per month for TiVo-Owned Subscriptions by taking total reported net TiVo-Owned service revenues and dividing the result by the number of months in the period. We then divide the resulting average service revenue by Average TiVo-Owned Subscriptions for the period, calculated as described above for churn rate. The following table shows this calculation:

	Three Months Ended
TiVo-Owned Average Revenue per Subscription	Jul 31, 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014
	(In thousands, except ARPU)
TiVo-Owned-related service revenues	$19,230	$19,316	$20,068	$20,508	$20,945	$21,047	$21,541	$21,810
Average TiVo-Owned revenues per month	6,410	6,439	6,689	6,836	6,982	7,016	7,180	7,270
Average TiVo-Owned Subscriptions per month	973	973	962	947	943	944	935	930
TiVo-Owned ARPU per month	$6.59	$6.62	$6.95	$7.22	$7.40	$7.43	$7.68	$7.82
The decrease in TiVo-Owned ARPU per month for the three months ended July 31, 2016 as compared to the same prior year period was due primarily to promotional pricing which bundled discounted fee for the first year of service with hardware price into one upfront price and a continued increase in sales of service for TiVo Mini, which have much lower average revenues than DVRs.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
As of April 30, 2016, TiVo has adopted Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. The adoption of this standard is retrospective in that our consolidated balance sheet as of January 31, 2016 has been adjusted to reflect this standard. The adjustment has resulted in a total decrease of prepaid expenses and other, current and long-term assets and a decrease in the carrying amount of TiVo's current and long-term convertible senior notes of approximately $4.1 million as of January 31, 2016.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This ASU is effective for TiVo on February 1, 2020. This ASU will be applied prospectively. We have not yet determined the effect of the standard on our ongoing financial reporting.

Results of Operations
Net Revenues.
Our net revenues for the three and six months ended July 31, 2016 and 2015 as a percentage of total net revenues were as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	(In thousands, except percentages)
Service and software revenues	$46,375	43%	$43,098	36%	$92,521	43%	$82,947	36%
Technology revenues	52,706	49%	$55,998	47%	106,274	49%	108,569	46%
Hardware revenues	8,579	8%	$20,358	17%	16,122	8%	42,672	18%
Net revenues	$107,660	100%	$119,454	100%	$214,917	100%	$234,188	100%
Change from same prior year period	(10)%		7%		(8)%		7%
Service and Software Revenues. The increase in Service and software revenues of $3.3 million and $9.6 million for the three and six months ended July 31, 2016, as compared to the same prior year periods was related to an increase in MSO-related service revenues of $3.9 million and $8.3 million due to an increased subscription base as well as from an increase in Media service and other service and software revenues of $1.1 million and $4.7 million for the three and six months ended July 31, 2016, primarily driven by the Cubiware acquisition and, to a lesser extent, increased revenue from TiVo Research services. These increases were partially offset by a decrease in TiVo-Owned Subscription revenues of $1.7 million and $3.4 million during the three and six months ended July 31, 2016. This decrease in TiVo-Owned Subscription revenues is primarily due to the replacement of DVR subscriptions with lower revenue subscriptions associated with our TiVo Mini product, with such decrease in revenue partially offset by an increase in our TiVo-Owned subscription base primarily related to our TiVo Mini product.
Technology Revenues. Technology revenues for the three and six months ended July 31, 2016 decreased by $3.3 million and $2.3 million as compared to the same prior year periods primarily due to a decrease in the number and scope of certain technology related projects for our MSO partners. Additionally, there was a decrease in licensing revenue due to decreases in additional revenue from our AT&T agreement beyond the minimum future revenues disclosed below as AT&T U-verse subscriptions are expected to continue to decline in the future.
Revenue and cash under our licensing agreements with EchoStar, AT&T, Verizon, and Cisco and Google/Motorola Mobility through July 31, 2016 have been:

	Technology Revenues	Cash Receipts
Fiscal Year Ended January 31,	(In thousands)
2012	$35,275	$117,679
2013	77,340	86,855
2014	141,583	469,776
2015	179,271	93,209
2016	181,591	87,591
Six month period from February 1, 2016 to July 31, 2016	89,499	67,461
Total	$704,559	$922,571
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

	Technology Revenues	Cash Receipts
	(In thousands)
Six month period from August 1, 2016 - January 31, 2017	$86,619	$25,123
Fiscal Year Ending January 31,
2018	174,411	83,579
2019	88,629	31,139
2020	1,855	—
2021	1,855	—
2022-2024	4,483	—
Total	$357,852	$139,841
Hardware Revenues. Hardware revenues, net of allowance for sales returns and net of revenue share and marketing development fund payments for the three and six months ended July 31, 2016 decreased by $11.8 million and $26.6 million as compared to the same prior year periods. These decreases were primarily driven by a decrease in units sold to MSO operator partners, as they transition to third party hardware. We expect hardware revenue related to our MSO business to continue to decrease in the future as many of operator partners choose to deploy the TiVo service on third-party hardware.
Cost of service and software revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Cost of service and software revenues	$16,180	$15,171	$32,430	$30,610
Change from same prior year period	7%	10%	6%	11%
Percentage of service and software revenues	35%	35%	35%	37%
Service and software gross margin	$30,195	$27,927	$60,091	$52,337
Service gross margin as a percentage of service and software revenues	65%	65%	65%	63%
Cost of service and software revenues consists primarily of telecommunication and network expenses, employee salaries, service center, credit card processing fees, and other expenses related to providing the TiVo service and amortization of acquired developed technology associated with our acquisitions. Cost of service and software revenues increased by $1.0 million and $1.8 million for the three and six months ended July 31, 2016, as compared to the same prior year period. The increase was driven by supporting our increased service and software revenues from MSO partners. Service and software gross margins increased by 2% to 65% for the six months ended July 31, 2016 as compared to the same prior year period which was driven by increased service and software revenues from MSO partners as compared to the related costs.
Cost of technology revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Cost of technology revenues	$7,377	$8,710	$14,686	$14,846
Change from same prior year period	(15)%	54%	(1)%	45%
Percentage of technology revenues	14%	16%	14%	14%
Technology gross margin	$45,329	$47,288	$91,588	$93,723
Technology gross margin as a percentage of technology revenues	86%	84%	86%	86%
Cost of technology revenues includes costs associated with our development work primarily for Virgin, Com Hem, ONO, and our other international and domestic projects. Cost of technology revenues decreased by $1.3 million and $0.2 million for the three months ended July 31, 2016, as compared to the same prior year periods. This decrease was related primarily to lower revenues from development work for certain MSO partners because of billing schedules.

Technology gross margin for the three months ended July 31, 2016 increased by 2% as compared to the same prior year period. The increase is principally due to improved margins on technology development projects for our MSO partners. Technology gross margin remained flat for the six months ended July 31, 2016 as compared to the same prior year period.
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
In accordance with our revenue recognition policies, we have deferred costs of approximately $18.6 million related to development work, largely related to Com Hem, Charter, Ono, Cogeco, and Millicom and these costs are recorded on our Condensed Consolidated Balance Sheets under deferred cost of technology revenues, current and deferred cost of technology revenues, long-term as of July 31, 2016. In instances where TiVo does not host the TiVo service, these costs (up to the amount billed) will be recognized when related revenues are recognized upon billing our customers, as specified in the agreement. In instances where TiVo hosts the TiVo service, starting upon deployment, these costs will be amortized to cost of revenues over the longer of the contractual or customer relationship period.
Cost of hardware revenues.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Cost of hardware revenues	$10,226	$20,185	$20,736	$42,756
Change from same prior year period	(49)%	(10)%	(52)%	1%
Percentage of hardware revenues	119%	99%	129%	100%
Hardware gross margin	$(1,647)	$173	$(4,614)	$(84)
Hardware gross margin as a percentage of hardware revenue	(19)%	1%	(29)%	—%
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
Cost of hardware revenues for the three and six months ended July 31, 2016 decreased by $10.0 million and $22.0 million as compared to the same prior year periods, respectively. The decrease was largely due to the decreased units sold to MSO Operator partners. Additionally, during the six months ended July 31, 2015, we recorded a $1.2 million charge for excess and obsolete inventory. Hardware gross margins for the three and six months ended July 31, 2016 decreased by 20% and 29% as compared to the same prior year periods, respectively. These decreases were largely due to the mix of units sold during the period as compared to the same prior year period. Sales of units to MSO Operator partners typically have higher margins than sales to TiVo-Owned customers. The decreased sales to MSO Operator partners resulted in a significant decline in hardware gross margins.
Our MSO partner margins are likely to decline in future quarters as MSO partners continue to transition to third-party hardware such as the Arris DVR and non-DVR products.
Research and development expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Research and development expenses	$22,038	$26,309	$50,022	$51,323
Change from same prior year period	(16)%	5%	(3)%	—%
Percentage of net revenues	20%	22%	23%	22%
Our research and development expenses consist primarily of employee salaries, related expenses, and consulting expenses related to our development of new technologies and products, such as whole-home DVR technology and new features and functionality as well as investments in creating an integrated software code base across our product lines to increase the efficiency of our product development efforts in the future and in expanding those services and software services acquired through TiVo Research, Digitalsmiths, and Cubiware. Our research and development expenses decreased by $4.3 million for the three months ended July 31, 2016 as compared to the same prior year period. The decrease was primarily due to lower headcount expenses driven by our cost management efforts and capitalization of certain software development work for our next generation consumer product.
Our research and development expenses decreased by $1.3 million for the six months ended July 31, 2016 as compared to the same prior year period. The decrease was due to capitalization of certain software development work for our next generation consumer product. This decrease was partially offset by increased headcount and headcount related costs in the three months ended April 30, 2016 which were driven by investment in next generation product for one of our MSO partners in advance of signing a deployment agreement, our expanding product lines of DVRs and non-DVR products as well as service enhancements.
Sales and marketing expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Sales and marketing expenses	$9,740	$11,930	$20,243	$22,871
Change from same prior year period	(18)%	16%	(11)%	11%
Percentage of net revenues	9%	10%	9%	10%
Sales and marketing expenses consist primarily of employee salary related expenses, consulting expenses, amortization of acquired intangibles, as well as advertising expenses and promotional expenses other than those related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service which are included in Sales and marketing, subscription acquisition costs. Sales and marketing expenses for the three and six months ended July 31, 2016 decreased by $2.2 million and $2.6 million as compared to the same prior year periods. While there were fluctuations in our expenses driven by changes in headcount from recent restructuring activities and changes in sales and marketing efforts, sales and marketing expenses as a percentage of revenue have not significantly changed during the three and six months ended July 31, 2016 as compared to the same prior year periods.
Sales and marketing, subscription acquisition costs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Sales and marketing, subscription acquisition costs	$898	$1,117	$2,043	$2,808
Change from same prior year period	(20)%	(8)%	(27)%	3%
Percentage of net revenues	1%	1%	1%	1%
Sales and marketing, subscription acquisition costs include advertising expenses and promotional expenses directly related to our efforts to acquire new TiVo-Owned Subscriptions to the TiVo service. Sales and marketing, subscription acquisition expenses decreased by $0.2 million and $0.8 million for the three and six months ended July 31, 2016 as compared to the same prior year periods due to changes in advertising spending during the current period. As a percentage of revenue, sales and marketing, subscription acquisition costs have remained flat during the three months ended April 30, 2016 as compared to the same prior year period.
General and administrative expenses.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
General and administrative	$17,769	$15,880	$38,320	$30,702
Change from same prior year period	12%	1%	25%	(1)%
Percentage of net revenues	17%	13%	18%	13%
Litigation expense (included in total general and administrative costs above)	$4,801	$103	$7,934	$238
Change from same prior year period	4,561%	(98)%	3,234%	(97)%
Percentage of net revenues	4%	—%	4%	—%
General and administrative, net of litigation expense	$12,968	$15,777	$30,386	$30,464
Change from same prior year period	(18)%	1%	—%	(2)%
Percentage of net revenues	12%	13%	14%	13%
General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative, accounting, and legal and professional fees. During the three and six months ended July 31, 2016, general and administrative expenses increased by $1.9 million and $7.6 million as compared to the same prior year periods. The increases were primarily due to increases of $4.7 million and $7.7 million in litigation expenses and Rovi deal costs of $2.3 million and $7.4 million during the three and six months ended July 31, 2016 as compared to the same prior year periods, offset by the impact of continued cost savings from recent restructuring activities, described below, as well as savings from the transition of our former chief executive officer to a role on our board of directors during the year ended January 31, 2016.
Transition and restructuring. During the three and six months ended July 31, 2016, we recorded transition and restructuring expenses relating to the termination of approximately 58 full-time employees and additional contractors as a part of a plan to better align our resources and strategic goals. These expenses totaled $18,000 and $3.7 million during the three and six months ended July 31, 2016. We recorded no such expenses during the three and six months ended July 31, 2015.
Interest income. Interest income for the three and six months ended July 31, 2016 increased by $269,000 and $641,000 as compared to the same prior year periods which was primarily a result of a higher returns on short term investments and cash equivalents.
Interest expense and other. Interest expense and other income for the three and six months ended July 31, 2016 decreased by $1.7 million and $2.2 million compared to the same prior year periods due to the $132.5 million repayment of the remaining balance of 4.0% Notes due 2016 in March 2016. This decrease was partially offset by the change in fair value of the contingent purchase consideration related to the acquisition of Cubiware which resulted in charges of $474,000 and $795,000 during the three and six months ended July 31, 2016.
Provision for income taxes.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(In thousands, except percentages)
Provision for income taxes	(7,884)	(7,722)	(9,932)	(14,014)
Effective tax rate	37%	48%	36%	46%

The provision for income taxes for the three and six months ended July 31, 2016 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation and state taxes reduced by the benefit from research and development credits, the tax impact of earnings from foreign operations, and state taxes.
The provision for income taxes for the three and six months ended July 31, 2015 differs from the U.S. statutory tax rate of 35% primarily due to tax impact of non-deductible compensation, stock based compensation, and state taxes.

Liquidity and Capital Resources
We have financed our operations and met our capital expenditure requirements primarily from the proceeds from the sale of equity securities, issuance of convertible senior notes, litigation proceeds, and cash flows from operations. Our cash resources are subject, in part, to the amount and timing of cash received from our license agreements, subscriptions, deployment agreements, and hardware customers. As of July 31, 2016, we had $528.3 million of cash, cash equivalents, and short-term investments. We have $230.0 million in outstanding convertible senior notes, which are due on October 1, 2021 (the "2.0% Notes due 2021"). The 2.0% Notes due 2021 are unsecured senior obligations of TiVo. We intend to settle any amounts due upon conversion up to the principal amount of the 2.0% Notes due 2021 in cash. We may not redeem these notes prior to their maturity date, although investors may convert the notes at their option at a conversion price of $17.82 per share, prior to July 1, 2021 under certain circumstances (or at any time after July 1, 2021). Concurrently with the issuance of the 2.0% Notes due 2021, we purchased convertible note hedges and sold warrants. In purchasing the convertible note hedges for $54.0 million, counterparties agreed to sell to us up to approximately 12.9 million shares of our common stock, which is the number of shares initially issuable upon conversion of the 2.0% Notes due 2021 in full, at a price of $17.82 per share. TiVo received $30.2 million from the same counterparties from the sale of warrants to purchase up to approximately 12.9 million shares of our common stock at a strike price of $24.00 per share.
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
The warrant transactions provide for termination of the warrants upon the consummation of certain merger transactions. The Company may owe amounts to the counterparties to the warrant transactions in connection with any such termination. Additionally, the Company may seek to unwind the warrant transactions concurrently with or prior to the consummation of the TiVo Merger.
We believe our cash, cash equivalents and short-term investments, provide sufficient resources to fund operations and capital expenditures and working capital needs through at least the next twelve months. Future repurchases of TiVo shares in connection with our previously announced share repurchase program are restricted under our Merger Agreement with Rovi.
Statement of Cash Flows Discussion
The following table summarizes our cash flow activities:

	Six Months Ended July 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$20,215	16,629
Net cash provided by (used in) investing activities	$397,046	$(4,142)
Net cash used in financing activities	$(132,135)	$(17,549)
Net Cash Provided by Operating Activities
During the six months ended July 31, 2016, our net cash provided by operating activities increased by $3.6 million to $20.2 million as compared to $16.6 million during the same prior year period. This is principally due to the changes in working capital offsetting lower profitability (adjusted for non-cash charges) of our business.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended July 31, 2016 was approximately $397.0 million as compared to $4.1 million net cash used in the same prior year period.
For the six months ended July 31, 2016, the principal source of cash for investing activities was a net cash inflow of $402.8 million related to our cash management process, and the purchase and sales of short-term investments. Those inflows were partially offset by cash used for the purchase of property and equipment and other long-term assets of $5.8 million which is used to support our business.
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
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended July 31, 2016 was approximately $132.1 million as compared to $17.5 million for the same prior year period.
For the six months ended July 31, 2016, the principal uses of cash for financing activities were repurchases of 4.0% Notes due 2016 for $132.5 million and $6.4 million in repurchases of restricted stock to satisfy employee tax withholdings on vesting of stock-based awards. These outflows were partially offset by proceeds from the issuance of common stock upon exercise of stock options which generated $6.8 million.
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
Financing Agreements
Share Repurchases. On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of July 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. In March 2016, we paid an additional $132.5 million upon maturity of the 4.0% Notes due 2016, which represented the entire remaining balance of the 4.0% Notes due 2016. These transactions were made using funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $111.4 million. As of July 31, 2016, however, future repurchases of TiVo shares are restricted under our Merger Agreement with Rovi.
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
Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-Term Debt Obligations maturing in 2021	230,000	—	—	—	230,000
Interest on Long-Term Debt Obligations maturing in 2021	25,300	4,600	9,200	9,200	2,300
Operating leases	3,124	2,218	906	—	—
Purchase obligations	14,416	14,416	—	—	—
Total contractual cash obligations	$272,840	$21,234	$10,106	$9,200	$232,300
The table above excludes the following items:

•We may become obligated to make certain future payments in relation to the acquisition of Cubiware which are contingent upon the occurrence of specified events. The excluded payments include the remaining guaranteed payments of $9.0 million to be paid through May 2018 contingent on continued employment of certain key individuals and additional cash earn-outs (not to exceed $20.5 million in aggregate) payable through May 2018 contingent upon the achievement of certain revenue and EBITDA targets for each of the twelve month periods following the date of the Company’s acquisition (See Note 4). Of the $20.5 million total potential earn-out, $3.5 million has been earned and accrued in the consolidated balance sheet as of July 31, 2016.
•TiVo and Rovi may each terminate the Merger Agreement under certain circumstances, and in connection with the termination of the Merger Agreement under specified circumstances, TiVo or Rovi may be required to pay the other party a termination fee of up to $36.6 million.
•On August 17, 2016, the Company and ECI Four Gold Street LLC entered into a new commercial lease agreement for the Company’s corporate headquarters in San Jose, California. The Company’s prior corporate headquarters lease was set to expire on January 31, 2017. The new lease commences on September 1, 2016 and extends through January 31, 2027. Total base rent payable over the extended lease period starting February 1, 2017 is $34.0 million before abatements. The Company has two options to extend the term of the lease for an additional consecutive five year period under each option with respect to the entire premises.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we generally do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition, and cash flows are not generally subject to off-balance sheet risks associated with these types of arrangements. We did not have any material off-balance sheet arrangements as of July 31, 2016.

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
Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures, as defined above, were effective in reaching a reasonable level of assurance as of July 31, 2016 (the end of the period covered by this quarterly report).
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risk factors described below, as well as those in our annual report on Form 10-K for the year ended January 31, 2016 in the section entitled “Risk Factors”, in addition to the other cautionary statements and risks described elsewhere, and the other information contained in this report and in our other filings with the SEC, including our annual report on Form 10-K for the year ended January 31, 2016, and subsequent reports on Forms 10-Q and 8-K.
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
Gracenote (formerly known as Tribune Media Services, Inc.) is currently the sole supplier of the program guide data for the TiVo service and we are transitioning the TiVo service to program guide data supplied by Rovi Corporation.  Gracenote is the current sole supplier of program guide data for the TiVo service. Our current Television Listings Data Agreement with Gracenote expired on May 19, 2016. On April 28, 2016, we entered into an agreement with Rovi Corporation to supply program guide data for the TiVo service after the expiration of our agreement with Gracenote. Our agreement with Gracenote provides us with a wind-down period post-expiration to allow for the transition of the TiVo service from use of Gracenote to alternative program guide data.  Gracenote has indicated that it is unwilling to provide a short term extension and that any longer term extension would be at a significant increase in cost. If we are unable to transition the TiVo service to use program guide data from Rovi by the end of the wind-down period (or if Gracenote ceased providing program guide data to the TiVo service prior to the expiration of the wind-down period and prior to our transition to Rovi program guide data), we would be subject to a period of time in which we are unable to provide the TiVo service to our customers and certain distribution partners, or alternatively, we may be unable to provide certain features or functionality which are currently part of the TiVo service for a period of time for our customers and certain distribution partners. As part of this transition of program guide data for the TiVo service from Gracenote to Rovi, we expect to discontinue support for certain legacy retail products. In any of these events, our business would be harmed through the potential loss of customers, distribution partners and the associated revenues as well as potential contractual penalties and damages.
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
In connection with the Merger Agreement, Rovi, the Company, and Parent have filed relevant materials with the SEC, including a Registration Statement on Form S-4 filed by Parent that contains a joint proxy statement/prospectus filed on June 6, 2016, and amended on July 8, 2016; July 25, 2016; August 2, 2016 and August 5, 2016. Investors and security holders are urged to read these materials, and any other relevant documents that will be filed with the SEC, because they contain important information about Rovi, TiVo, Parent, and the proposed transactions. The definitive proxy statement and other relevant materials (when they become available), and any other documents filed by us, Parent or Rovi with the SEC, may be obtained free of charge at the SEC’s web site at www.sec.gov. In addition, our stockholders and other security holders may obtain free copies of the documents filed with the SEC by directing a written request to MacKenzie Partners, Inc., 105 Madison Avenue, New York, New York, 10016, (212) 929-5500, proxy@mackenziepartners.com.
Litigation challenging the Merger Agreement may prevent the Transactions from being consummated at all or within the expected timeframe.
Lawsuits have been and may be filed against us, our Board of Directors and other parties to the Merger Agreement, challenging our acquisition by Rovi. Such lawsuits have been and may be brought by purported stockholders of TiVo and may seek, among other things, to enjoin consummation of the Transactions. One of the conditions to the consummation of the Transactions is that no order (other than any foreign antitrust or competition law related order) has been enforced, enacted or issued or is applicable to the Transactions by any governmental entity which prohibits, restrains or makes illegal the consummation of the Transactions. As such, if the plaintiffs in such ongoing and potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Transactions on the agreed upon terms, then such injunction may prevent the Transactions from becoming effective, or from becoming effective within the expected timeframe.
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

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (4)
May 1, 2016 through May 31, 2016	—	(1)	$—	—	$111,375,183
June 1, 2016 through June 30, 2016	2,232	(2)	$9.97	—	$111,375,183
July 1, 2016 through July 31, 2016	752	(3)	$10.24	—	$111,375,183
(1) During the month of May 2016 TiVo acquired 0 shares upon the vesting of restricted stock.
(2) During the month of March 2016 TiVo acquired 2,232 shares at a weighted average price of $9.97 from employees upon the vesting of restricted stock.
(3) During the month of April 2016 TiVo acquired 752 shares at a weighted average price of $10.24 from employees upon the vesting of restricted stock.
(4) On September 5, 2014, our board of directors authorized the current discretionary share repurchase program that allows for total new repurchases of $550.0 million. This plan will expire on January 31, 2017. Under the current discretionary share repurchase program and as of July 31, 2016, we had purchased 21,538,339 shares of common stock at a weighted average price of $12.36 per share for an aggregate purchase price of $266.1 million. Shares repurchased are included in issued common shares, but are excluded from outstanding common shares. Additionally, in September 2015, the Company repurchased 4.0% Notes due 2016 with a face value of $40.0 million on the open market. In March 2016, the Company paid an additional $132.5 million upon maturity of the 4.0% Notes due 2016, which represented the entire remaining balance of the 4.0% Notes due 2016. These transactions were made using funds approved under the current discretionary share repurchase program. The remaining authorized amount for stock repurchases under this program was $111.4 million as of July 31, 2016. As of July 31, 2016, however, future repurchases of TiVo shares are restricted under our pending Merger Agreement.

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

4.3	Indenture, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on September 23, 2014).
4.4	Global Note, dated September 22, 2014 between TiVo Inc. and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on September 23, 2014).
10.1	Lease Agreement between TiVo Inc. and ECI Four Gold Street LLC, dated as of August 12, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016).
31.1
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated August 29, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated August 29, 2016 pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*
Certification of Naveen Chopra, Interim Chief Executive Officer of TiVo Inc. dated August 29, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2*
Certification of Naveen Chopra, Chief Financial Officer of TiVo Inc. dated August 29, 2016 in accordance with 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

TIVO INC.

Date:	8/29/2016	By:	/S/ NAVEEN CHOPRA
Naveen Chopra
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date:	8/29/2016	By:	/S/ PAVEL KOVAR
Pavel Kovar
Chief Accounting Officer (Principal Accounting Officer)